Form 10-Q
period 1996-04-30
GC COMPANIES INC
filed 1996-06-11
CIK 912295

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended                       April 30, 1996

      Commission File Number                         1-12360



                                   GC COMPANIES, INC.
                   (Exact name of registrant as specified in its charter)



                 Delaware                                      04-3200876
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification No.)



      27 Boylston Street, Chestnut Hill, MA                            02167
      (Address of principal executive offices)                      (Zip Code)



                                       (617) 278-5600
                 (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



            YES   X           NO



As of June 7, 1996, there were outstanding 7,816,294 shares of the issuer's common stock, $.01 par value.

                              GC COMPANIES, INC.

                                   I N D E X




Part I.     Financial Information                                  Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              April 30, 1996 and October 31, 1995                       1

            Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended April 30, 1996 and 1995        2

            Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended April 30, 1996 and 1995                  3

            Notes to Condensed Consolidated Financial Statements        4

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     5-6


Part II.    Other Information


  Item 4.   Submission of Matters to a Vote of Security Holders         7

  Item 6.   Exhibits and Reports on Form 8-K                            7


Signatures                                                              8


Exhibit 11.1                                                            9

Exhibit 27.1                                                           10

                                          GC COMPANIES, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)


   (In thousands)

                                                                April 30,    October 31,
                                                                     1996           1995
   Assets
   Current assets:
     Cash and cash equivalents                                  $ 78,066        $ 35,999
     Short-term investments                                        3,753          35,313
     Other current assets                                          3,482           5,664
     Deferred income taxes                                         2,850           2,850

       Total current assets                                       88,151          79,826

   Property and equipment, net                                   169,341         171,276

   Other assets                                                   45,539          48,965

       Total assets                                             $303,031        $300,067

   Liabilities and Shareholders' Equity
   Current liabilities:
     Current maturities of long-term
       obligations                                                   717             716
     Trade payables                                               36,860          33,094
     Other current liabilities                                    56,438          61,713

       Total current liabilities                                  94,015          95,523

   Long-term liabilities:
     Capital lease obligations                                     3,341           3,623
     Other long-term liabilities                                  28,590          28,156

       Total long-term liabilities                                31,931          31,779

   Deferred income taxes                                          14,061          14,061

   Shareholders' equity
     Common stock                                                     78              78
     Additional paid-in capital                                  136,368         136,324
     Retained earnings                                            26,578          22,302

       Total shareholders' equity                                163,024         158,704

       Total liabilities and shareholders' equity               $303,031        $300,067






        See Notes to Condensed Consolidated Financial Statements.

                                          GC COMPANIES, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

      (In thousands except for                          Six Months               Three Months
      per share amounts)                             Ended April 30,            Ended April 30,
                                                      1996        1995           1996        1995

      Revenues
        Admissions                                $151,151    $144,806       $ 65,147    $ 59,530
        Concessions                                 64,422      60,703         27,837      24,968
        Other                                        6,476       5,537          2,583       2,378
                                                   222,049     211,046         95,567      86,876

      Costs of theatre operations
        Film rentals                                77,374      71,403         30,423      26,791
        Concessions                                 12,328      12,055          4,694       4,852
        Theatre operations and administrative
          expenses                                 110,031     108,219         54,286      51,071
        Depreciation and amortization                9,769       9,868          4,739       5,013
                                                   209,502     201,545         94,142      87,727

      Corporate expenses                             3,135       3,307          1,587       1,814

      Operating earnings (loss)                      9,412       6,194           (162)     (2,665)

      Investment income (loss)                      (1,363)       (619)        (1,602)      1,211
      Interest expense                                (309)       (299)          (149)       (180)
      Gain (loss)on disposition of
        theatre assets                                (493)       (218)          (447)        43

      Earnings (loss) before income taxes            7,247       5,058         (2,360)     (1,591)

      Income tax benefit (expense)                  (2,971)     (2,074)           968         652

      Net earnings (loss)                         $  4,276    $  2,984      ($  1,392)  ($    939)

      Weighted average number of common
        and common equivalent shares
        outstanding                                  7,850       7,854          7,816       7,813

      Net earnings (loss) per common share        $    .54    $    .38      ($    .18)  ($    .12)














        See Notes to Condensed Consolidated Financial Statements.


                                          GC COMPANIES, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

(In thousands)

                                                                   Six Months
                                                                 Ended April 30,
                                                               1996           1995

Cash flows from operating activities:
  Net earnings                                              $ 4,276        $ 2,984
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Loss on disposition of theatre assets                    493            218
       Loss from minority investments                         3,145          2,877
       Depreciation and amortization                          9,769          9,868
       Changes in current assets and liabilities:
         Other current assets                                 2,182          2,002
         Trade payables                                       3,766         (2,970)
         Other current liabilities                           (5,275)        (4,644)

Net cash provided by operating activities                    18,356         10,335

Cash flows from investing activities:
  Capital expenditures                                       (8,112)       (10,446)
  Proceeds from the disposition of theatre assets                38          2,059
  Proceeds from (purchase of) short-term investments         31,560        (17,778)
  Investments                                                     -        (11,091)
  Other investing activities                                     28           (625)

Net cash provided (used) by investing activities             23,514        (37,881)

Net cash provided by financing activities                       197              8

Net change in cash and cash equivalents                      42,067        (27,538)
Cash and cash equivalents at beginning of period             35,999         85,021

Cash and cash equivalents at end of period                  $78,066        $57,483

















        See Notes to Condensed Consolidated Financial Statements.

                              GC COMPANIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Basis of presentation

    The condensed consolidated financial statements of GC Companies, Inc. (the Company or GCC) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-
    K. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring accruals and as described in note two below, necessary for a fair presentation of the results for the interim periods presented. The Company's business is seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2.  Other assets

    Included  in  other  assets  at  April  30,  1996  were  a  $16.6  million
    investment  in  a  privately-held  eyeglass  retailer,  a   $13.4  million
    investment in a limited partnership established to acquire cable television system operators in Germany and an $11.8 million investment in a radio group that owns radio stations in the San Francisco, Las Vegas and Albuquerque markets. In April 1996, the Company recorded a $2.5 million pretax charge to write off its remaining investment in a children's clothing retailer as a result of that company's continued cash flow problems and operating losses.

    During late April and early May 1996, the Company's radio group investment entered into definitive agreements with four separate buyers to sell all of its radio stations. GCC expects to realize aggregate pretax gains of approximately $10.0 million upon completion of these transactions and distribution of the related proceeds by the partnership. The sales, which are subject to the approval of the Federal Communications Commission, are expected to close by calendar year-end.

                              GC COMPANIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


                             Results of Operations

Six Months Ended April 30, 1996 Compared with Six Months Ended April 30, 1995

Theatre revenues - Total revenues increased 5.2% to $222.0 million in 1996 from $211.0 million in 1995. The increase in revenues was primarily attributable to a 10.4% increase in comparable unit patronage, a 2.6% increase in concession sales per patron and a 0.9% increase in average ticket price. The increase in concession sales per patron was primarily due to increased consumption and new product offerings.

Cost of theatre operations - Cost of theatre operations, including theatre general and administrative expenses, increased 3.9% for the six months ended April 30, 1996 to $209.5 million from $201.5 million in the same 1995 period. The increase was primarily attributable to higher film and other variable costs related to the increase in revenues. As a percentage of revenues, the cost of theatre operations was 94.3% for the six months ended April 30, 1996 and 95.5% for the six months ended April 30, 1995. The improvement was primarily a result of higher revenues during the 1996 period as well as continued efforts to focus on cost containment. The Company operated 1,179 screens at April 30, 1996 compared to 1,180 at October 31, 1995 and 1,202 at April 30, 1995.

Investment income (loss) - The Company recorded a net investment loss of $1.4 million for the six months ended April 30, 1996 compared to a net investment loss of $0.6 million in the same 1995 period. The net investment loss for the first half of 1996 included a first quarter pretax charge of $0.6 million to record the Company's share of losses incurred by its radio group minority investment, a $2.5 million second quarter pretax charge to write off its remaining investment in a children's clothing retailer and pretax dividend and interest income of $1.8 million. Net investment loss for the comparable 1995 period included a $2.9 million first quarter pretax charge to write off the Company's investment in a food service company and pretax dividend and interest income of $2.3 million. The decrease in dividend and interest income in the 1996 period was due to a lower rate of return on portfolio assets.

Income tax expense - The Company's effective tax rate is expected to be 41.0% in fiscal 1996, unchanged from fiscal 1995.

Three Months Ended April 30,  1996 Compared with Three Months Ended  April 30,
1995

Theatre revenues - Total revenues increased 10.0% to $95.6 million in 1996 from $86.9 million in 1995. The higher revenues primarily resulted from an 11.8% increase in comparable unit patronage, a 2.8% increase in concession sales per patron, and a 0.9% increase in average ticket price. The increase in concession sales per patron was primarily due to increased consumption and new product offerings.

Cost of theatre operations - Cost of theatre operations increased 7.3% for the three months ended April 30, 1996 to $94.1 million from $87.7 million in the comparable 1995 quarter. The increase was primarily attributable to higher film and other variable costs related to the increase in revenues. As a percentage of revenues, the cost of theatre operations was 98.5% for the quarter ended April 30, 1996 and 101.0% for the three months ended April 30, 1995. The improvement was primarily a result of higher revenues during the 1996 period as well as continued efforts to focus on cost containment.

                              GC COMPANIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Investment income (loss)- Net investment loss for the three months ended April 30, 1996 included a pretax charge of $2.5 million to write off the Company's remaining investment in a children's clothing retailer partially offset by dividend and interest income of $0.9 million. Dividend and interest income of $1.2 million was reported in the 1995 period.


                        Liquidity and Capital Resources


Virtually all of GCC's revenues are collected in cash, principally through theatre admissions and concession sales. Because revenues are received in cash prior to the payment of related expenses, the Company has historically not required working capital to finance its growth or to meet its operating requirements. Cash generated by the business in excess of that needed for operations and capital expenditures will be available for investment.

The Company's investing activities primarily relate to the construction costs for new theatres, the renovation of existing theatres and investing in other companies. For the six months ended April 30, 1996, expenditures of $8.1 million were made primarily to fund improvements to existing theatres and construction of new theatres. One new unit opened in December 1995 and two new units are scheduled to open in the first quarter of fiscal 1997. Total capital expenditures for the motion picture exhibition business are expected to approximate $16.8 million during fiscal 1996.

The Company received proceeds of $31.6 million from the liquidation of certain short-term investments during the first six months of fiscal 1996.

The Company has  significant lease commitments.   Lease payments for  the full
fiscal year totaled $62.0 million in 1995 and are expected to approximate $58.5 million in 1996.

The Company believes that cash generated from operations, cash and short-term investments on hand, and the $50 million available under the Company's revolving credit agreement, which expires in March 1997, will be sufficient to fund operating requirements, capital expenditures and the Company's investment activities for the foreseeable future.

                                    PART II





Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders was held on March 12, 1996. The following matters were voted upon at the meeting:

          1. Election of the following individual as a Class II Director for a term of three years:

              Peter C. Read
              For           7,141,578
              Withheld         19,233

          2. Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1996 fiscal year.

              For           7,150,902
              Against           5,164
              Abstain           4,745
              Non-voting            -


Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              11.1  Computation   of  weighted   average   number  of   shares
                    outstanding used in determining primary and fully diluted earnings per share.

              27.1  Financial data schedule.

          (b) Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter ended April 30, 1996.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     GC COMPANIES, INC.



Date:  June 11, 1996                 s/ Richard A. Smith
                                     Richard A. Smith
                                     Chairman of the Board of
                                     Directors and Chief Executive Officer



Date:  June 11, 1996                 s/ Stephen C. Richards
                                     Stephen C. Richards
                                     Vice President and Controller
                                     Principal Accounting Officer