Form 10-Q
period 1996-07-31
GC COMPANIES INC
filed 1996-09-11
CIK 912295

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.   20549
                           FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended       July 31, 1996


     Commission File Number      1-12360


                                 GC COMPANIES, INC.
             (Exact of name of registrant as specified in its charter)


     Delaware                                            04-3200876
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)


     27 Boylston Street, Chestnut Hill, MA               02167
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

          YES    X            NO

As of September 9, 1996, there were outstanding 7,816,294 shares of the issuer's common stock, $.01 par value.

                       GC COMPANIES, INC.

                            I N D E X



Part I.   Financial Information                                   Page Number

  Item 1. Condensed Consolidated Balance Sheets as of
            July 31, 1996 and October 31, 1995                              1

          Condensed Consolidated Statements of Earnings
             for the Three and Nine Months Ended July 31,
             1996 and 1995                                                  2

          Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended July 31, 1996 and 1995               3

          Notes to Condensed Consolidated Financial Statements              4

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           5-6


Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                                  7

Signatures                                                                  8

Exhibit 11.1                                                                9

Exhibit 27.1                                                               10

                         GC COMPANIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

(In thousands)
                                                         July 31, October 31,
                                                             1996        1995

Assets
Current assets:
 Cash and cash equivalents                               $ 96,831    $ 35,999
  Short-term investments                                    1,546      35,313
 Other current assets                                       9,275       5,664
 Deferred income taxes                                      2,850       2,850

   Total current assets                                   110,502      79,826

Property and equipment, net                               164,353     171,276

Other assets                                               60,576      48,965

   Total assets                                          $335,431    $300,067


Liabilities and shareholders' equity
Current liabilities:
 Current maturities of long-term
   obligations                                           $    724    $    716
 Trade payables                                            51,547      33,094
 Other current liabilities                                 66,002      61,713

   Total current liabilities                              118,273      95,523

Long-term liabilities:
 Capital lease obligations                                  3,121       3,623
 Other long-term liabilities                               28,504      28,156

   Total long-term liabilities                             31,625      31,779

Deferred income taxes                                      14,061      14,061

Shareholders' equity:
 Common stock                                                  78          78
 Additional paid-in capital                               136,389     136,324
 Retained earnings                                         35,005      22,302

   Total shareholders' equity                             171,472     158,704

   Total liabilities and shareholders' equity            $335,431    $300,067


See Notes to Condensed Consolidated Financial Statements.

                          GC COMPANIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (UNAUDITED)

(In thousands except                     Nine Months           Three Months
 for per share data)                    Ended July 31,        Ended July 31,
                                         1996       1995       1996        1995

Revenues:
 Admissions                          $244,700   $239,746   $ 93,549    $ 94,940
 Concessions                          106,041    102,670     41,619      41,967
 Other                                  8,609      7,482      2,133       1,945
                                      359,350    349,898    137,301     138,852
Costs of theatre operations:
 Film rentals                         128,620    123,204     51,246      51,801
 Concessions                           19,801     21,063      7,473       9,008
 Theatre operations and
    administrative expenses           168,453    166,843     58,422      58,624
 Depreciation and amortization         14,768     14,657      4,999       4,789
                                      331,642    325,767    122,140     124,222

Corporate expenses                      4,679      5,217      1,544       1,910

Operating earnings                     23,029     18,914     13,617      12,720

Investment income (loss), net            (302)       486      1,061       1,105
Interest expense                         (457)      (470)      (148)       (171)
Loss on disposition of
  theatre assets                         (739)      (259)      (246)        (41)

Earnings before income taxes           21,531     18,671     14,284      13,613

Income tax expense                     (8,828)    (7,655)    (5,856)     (5,581)

Net earnings                         $ 12,703   $ 11,016   $  8,428    $  8,032

Weighted average number of
  common and common equivalent
  shares outstanding                    7,851      7,858      7,852       7,865

Net earnings per common share        $   1.62   $   1.40   $   1.07    $   1.02


See Notes to Condensed Consolidated Financial Statements.

                          GC COMPANIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


(In thousands)
                                                            Nine Months
                                                          Ended July 31,
                                                          1996         1995
Cash flows from operating activities:
 Net earnings                                          $12,703      $11,016
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Loss on disposition of theatre assets                 739          259
     Loss from minority investments                      3,145        2,877
     Depreciation and amortization                      14,768       14,657
     Changes in assets and liabilities:
       Other current assets                             (3,611)       2,921
       Trade payables                                   18,453        9,100
       Other current liabilities                         4,289        3,460

Net cash provided by operating activities               50,486       44,290

Cash flows from investing activities:
 Capital expenditures                                   (8,112)     (15,611)
 Proceeds from the disposition of theatre assets            97        3,629
 Proceeds from the liquidation of (purchase of)
   short-term investments                               33,767      (31,420)
 Investments                                           (14,195)     (16,848)
 Other investing activities                             (1,565)      (2,107)

Net cash provided (used) by investing activities         9,992      (62,357)

Net cash provided (used) by financing activities           354         (131)

Net change in cash and cash equivalents                 60,832      (18,198)
Cash and cash equivalents at beginning of period        35,999       85,021

Cash and cash equivalents at end of period             $96,831      $66,823


See Notes to Condensed Consolidated Financial Statements.

                       GC COMPANIES, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. Basis of presentation

   The condensed consolidated financial statements of GC Companies, Inc. (GCC or the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring accruals and as described in note two below, necessary for a fair presentation of the results for the interim periods presented. The Company's business is seasonal in nature and historically the results of operations for these periods have not been indicative of the results for the full year.

2. Other assets

   Included in other assets at July 31, 1996 were a $16.6 million investment in a privately-held eyeglass retailer, a $13.4 million investment in a cable television systems operator in Germany, an $11.8 million investment in a radio group that owns radio stations in the San Francisco, Las Vegas and Albuquerque markets and a $14.2 million investment in an international telecommunications company with operations in Europe, the Commonwealth of Independent States, India and China.

   In April 1996, the Company recorded a $2.5 million pretax charge to write off its remaining investment in a children's clothing retailer as a result of that company's continued cash flow problems and operating losses. The charge is included in net investment income in the Company's statement of earnings for the nine month period ended July 31, 1996.

   During late April and early May 1996, the Company's radio group investment entered into definitive agreements with four separate buyers to sell all of its radio stations. GCC expects to realize aggregate pretax gains of approximately $10.0 million upon completion of these transactions and distribution of the related proceeds by the partnership. The sales, which are subject to the approval of the Federal Communications Commission, are expected to close by fiscal year-end.

   In July 1996, the Company invested $14.2 million in an international telecommunications company with operations in Europe, the Commonwealth of Independent States, India and China. An additional $6.0 million was invested in this company on August 22, 1996.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                      Results of Operations

Nine Months Ended July 31, 1996 Compared with Nine Months Ended July 31, 1995

Theatre revenues - Theatre revenues increased 2.7% to $359.4 million in 1996 from $349.9 million in 1995. The increase in revenues was primarily attributable to a 2.2% increase in comparable unit patronage, a 2.0% increase in average ticket price and a 3.2% increase in concession sales per patron. The increase in concession sales per patron was primarily due to increased consumption and new product offerings. The positive box office trends experienced during the first nine months of our fiscal year did not continue into August. Consistent with the industry box office decline in August 1996, the Company's results were down substantially from August 1995.

Cost of theatre operations - Cost of theatre operations, including theatre general and administrative expenses, increased 1.8% for the nine months ended July 31, 1996 to $331.6 million from $325.8 million in the same 1995 period.
The increase was primarily due to higher film cost related to the increase in revenues. As a percentage of revenues, the cost of theatre operations was 92.3% for the nine months ended July 31, 1996 and 93.1% for the nine months ended July 31, 1995. The improvement was primarily a result of higher revenues during the 1996 period and continued cost containment efforts. The Company operated 1,179 screens at July 31, 1996 compared to 1,192 at July 31, 1995.

Investment income (loss) - The Company recorded a net investment loss of $0.3 million for the nine months ended July 31, 1996 compared to net investment income of $0.5 million in the same 1995 period. The net investment loss for the first nine months of 1996 included a first quarter pretax charge of $0.6 million to record the Company's share of losses incurred by its radio group minority investment, a $2.5 million second quarter pretax charge to write off its remaining investment in a children's clothing retailer and pretax dividend and interest income of $2.8 million. Net investment income for the comparable 1995 period included a $2.9 million first quarter pretax charge to write off the Company's investment in a food service company and pretax dividend and interest income of $3.4 million. The decrease in dividend and interest income in the 1996 period was due to a lower rate of return on portfolio assets.

Income tax expense - The Company's effective tax rate is expected to be 41.0% in fiscal 1996, unchanged from fiscal 1995.

Three Months Ended July 31, 1996 Compared with Three Months Ended July 31, 1995

Theatre revenues - Revenues decreased slightly to $137.3 million in the 1996 quarter compared to $138.9 million in the same 1995 period. The lower revenues resulted from a 4.6% decline in patronage partially offset by a 3.3% increase in average ticket price and a 4.0% increase in concession sales per patron. The increase in concessions sales per patron was primarily due to increased consumption and new product offerings.

Cost of theatre operations - Cost of theatre operations decreased 1.7% for the three months ended July 31, 1996 to $122.1 million from $124.2 million in the three month period ended July 31, 1995. The decrease was primarily attributable to lower film cost, improved concession margins and lower variable costs due to the decrease in revenues. As a percentage of revenues, the cost of theatre
                                        5

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

operations was 89.0% for the quarter ended July 31, 1996 and 89.5% for the three months ended July 31, 1995.

Investment income - Dividend and interest income remained essentially flat at $1.1 million for the quarter ended July 31, 1996 compared to the same 1995 period.

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

The Company's investing activities primarily relate to construction costs for new theatres, the renovation of existing theatres and investing in other companies. For the nine months ended July 31, 1996, capital expenditures amounted to $8.1 million. One new unit with 5 screens opened in December 1995 and two new units are scheduled to open in the Chicago area in November 1996. These new units are located at Northbrook Court and Randhurst and will house 14 and 16 screens, respectively.

Total capital expenditures for the motion picture exhibition business are expected to remain at approximately $8.1 million during fiscal 1996. The Company has signed a letter of intent for a lease financing arrangement that will allow the Company to finance substantially all of its new theatre development and other capital expansion.

During the quarter ended July 31, 1996, the Company invested $14.2 million in an international telecommunications company with operations in Europe, the Commonwealth of Independent States, India and China. An additional $6.0 million was invested on August 22, 1996.

The Company received proceeds of $33.8 million from the liquidation of certain short-term investments during the nine month period ended July 31, 1996.

Crescent Communications L.P., the Company's radio group investment, expects to close on the sales of all of its radio stations during GC Companies' fourth quarter. GC Companies anticipates aggregate pretax gains of approximately $10.0 million upon completion of these transactions and distribution of the related proceeds by the partnership. The sales are subject to approval of the Federal Communications Commission.

The Company has significant lease commitments. Lease payments for the full fiscal year totaled $62.0 million in 1995 and are expected to approximate $61.3 million in 1996.

The Company believes that cash generated from operations, cash and short-term investments on hand, and the $50 million available under the Company's revolving credit agreement, which expires in March 1997, will be sufficient to fund operating requirements, capital expenditures and the Company's investing activities for the foreseeable future.

                             PART II


Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibits.

                 11.1 Computation of weighted average number of shares
                      outstanding used in determining primary and fully diluted earnings per share.

                 27.1 Financial data schedule.

            (b)  Reports on Form 8-K.

                 The Company did not file any reports on Form 8-K during the quarter ended July 31, 1996.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    GC COMPANIES, INC.



Date:  September 11, 1996           s/ Richard A. Smith
                                    Richard A. Smith
                                    Chairman of the Board of
                                    Directors and Chief Executive
                                    Officer



Date:  September 11, 1996           s/ G. Gail Edwards
                                    G. Gail Edwards
                                    Vice President and
                                    Chief Financial Officer



Date:  September 11, 1996           s/ Stephen C. Richards
                                    Stephen C. Richards
                                    Vice President and Controller
                                    Principal Accounting Officer

                                                                    EXHIBIT 11.1

                              GC COMPANIES, INC.

Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share:

(In thousands)                                Nine Months        Three Months
                                            Ended July 31,      Ended July 31,
                                              1996   1995         1996   1995

PRIMARY

1.       Weighted average number of common
         shares outstanding                  7,816  7,812        7,816  7,815

2.       Assumed exercise of certain stock
         options based on average
         market value                           35     46           36     50

3.       Weighted average number of shares
         used in primary per share
         computations                        7,851  7,858        7,852  7,865


FULLY DILUTED (A)

1.       Weighted average number of common
         shares outstanding                  7,816  7,812        7,816  7,815

2.       Assumed exercise of all dilutive
         options based on higher of
         average or closing market value        37     51           38     50

3.       Weighted average number of shares
         used in fully diluted per share
         computations                        7,853  7,863        7,854  7,865


(A) This calculation is submitted in accordance with the Securities Exchange Act of 1934 Release No. 9083 although not required by Footnote 2 to Paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.