Form 10-K
period 1996-10-31
GC COMPANIES INC
filed 1997-01-29
CIK 912295

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 1996

                         Commission File Number 1-12360

                               GC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      04-3200876
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

27 Boylston Street, Chestnut Hill, Massachusetts          02167
    (Address of principal executive offices)            (Zip Code)

            Registrant's telephone number and area code: 617-278-5600

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
     Title of Each Class                                 on which Registered
     -------------------                                 -------------------

  Common Stock, $.01 par value                          New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

              The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 202,409,000 on January 20, 1997.

              There were 7,822,830 shares of Common Stock outstanding as of January 20, 1997.

                             ----------------------

                       Documents Incorporated by Reference

              Portions of the Company's 1996 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Report. Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 12, 1997 are incorporated by reference into Part III of this Report.

                               GC COMPANIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                                TABLE OF CONTENTS

PART I                                                                                  Page No.
------                                                                                  --------

         Item 1.           Business                                                        1
         Item 2.           Properties                                                      7
         Item 3.           Legal Proceedings                                               8
         Item 4.           Submission of Matters to a Vote of Security Holders             8

PART II
-------

         Item 5.           Market for the Registrant's Common Equity
                              and Related Stockholder Matters                              8

         Item 6.           Selected Financial Data                                         9
         Item 7.           Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                9
         Item 8.           Financial Statements and Supplementary Data                     9
         Item 9.           Changes in and Disagreements with Accountants
                              on Accounting and Financial Disclosure                       9

PART III
--------
         Item 10.          Directors and Executive Officers of the Registrant             10
         Item 11.          Executive Compensation                                         11
         Item 12.          Security Ownership of Certain Beneficial Owners and
                              Management                                                  11

         Item 13.          Certain Relationships and Related Transactions                 11

PART IV
-------
         Item 14.          Exhibits, Financial Statement Schedules and Reports
                              on Form 8-K                                                 12

Signatures                                                                                14

                                     PART I

Item 1.       BUSINESS

GENERAL

     GC Companies, Inc. (the "Company") operates a leading motion picture exhibition circuit in the United States under the name "General Cinema Theatres" and also manages a pool of the Company's capital for investments. Through its investment operations, the Company invests in businesses which have been, and which may continue to be, unrelated to the Company's theatre business and the broader entertainment industry. INVESTMENTS MADE BY THE COMPANY MAY BE HIGHLY ILLIQUID AND MAY INVOLVE CONSIDERABLE RISK. SEE "GCC INVESTMENTS, INC." BELOW.

     The Company was incorporated under the laws of the State of Delaware in September 1993 as a subsidiary of Harcourt General, Inc. ("Harcourt General"). In December 1993, Harcourt General completed the spinoff (the "Spinoff") of the Company to the stockholders of Harcourt General. From 1950 until the Spinoff, General Cinema Theatres had been operated by Harcourt General. See "Relationship with Harcourt General" below.

GENERAL CINEMA THEATRES

General

     The Company's theatre operations are the outgrowth of a motion picture exhibition business which originated in 1922. The predecessors of the Company are credited with opening two of the first drive-in movie theatres in 1938 and one of the first indoor shopping center theatres in 1951.

     As of October 31, 1996, the Company operated 189 theatres with a total of 1,159 screens in 25 states. The Company provides convenient and comfortable theatres offering a popular selection of films. Virtually all of the Company's theatres are state-of-the-art facilities, equipped with high quality sound and projection equipment, and exhibit films on a "first run" basis.

     Approximately 83% of the Company's theatres, and approximately 87% of the Company's screens, are located in 30 of the 50 largest Areas of Dominant Influence (television market areas as defined by Arbitron Company) in the United States, with approximately 35% of the Company's theatres and approximately 33% of the Company's screens located in California, Florida and Texas.

     From the beginning of fiscal 1986 through the end of fiscal 1996, the Company increased its average number of screens per theatre from 3.7 to 6.1. All of the Company's theatres (except one) are multi-screen theatres, and approximately 78% of the Company's screens are located in theatres having 6 to 16 screens. The Company expects to continue to increase the average number of screens per theatre in its circuit by selectively closing or selling less productive theatres which generally have fewer screens, by building theatres with more screens per theatre, and by adding screens to existing theatres. Since November 1, 1991, the Company has opened 12 new theatres with an average of 8.6 screens each. Key factors which the Company considers in selecting new theatre sites are demographic trends derived from statistical sources, distance from competitive theatres, and accessibility and proximity to retail and other entertainment and dining areas.

     Multi-screen theatres enable the Company to present a variety of films appealing to diverse segments of the movie-going public while serving patrons from common support facilities such as concession stands, box offices and sales outlets. The Company believes that this strategy enhances attendance, increases the utilization of theatre capacity and promotes operating efficiencies. Staggered scheduling of movie starting times minimizes staffing requirements for auditorium entry and exit and box office and concession stand services, and reduces congestion throughout the theatre and its parking areas. Multi-screen theatres also provide increased flexibility in determining the length of time that a film will run and the size of the auditorium in which it will be shown.

     The Company continually seeks to maximize cash flows through adherence to cost containment practices. The Company also emphasizes quality control through efforts such as its "Reel Excellence" program, centered around visits by unidentified patrons who evaluate the Company's theatres. In addition, the Company provides incentive compensation to its theatre managers on the basis of performance, customer service responsiveness and quality of theatre operations.

Marketing and Advertising

     The Company relies principally upon television, radio and newspaper display advertisements (substantially paid for by distributors) and newspaper directory film schedules (generally paid for by the Company) to inform its patrons of film titles and exhibition times. The Company also shows previews of coming attractions and films presently playing on the other screens operated by the Company in the same theatre or geographic area. The Company also benefits from promotional programs involving various products and merchants.

Film Licensing

     Consistent with industry practice, and in part required by consent decrees to which certain film distributors are parties, distributors generally license films to exhibitors on a screen-by-screen basis. Film licenses are obtained either by negotiating directly with, or by submitting bids to, film distributors.

     Fees payable to distributors are based upon several factors, including theatre location, film supply, competition, season and film content. Film licensing (termed "film buying" in the industry) typically requires payment of a fee based on the higher of a gross receipts formula or a theatre admissions revenue sharing formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage declining over the term of the run. Under a theatre admissions revenue sharing formula, the distributor receives a specified percentage of the excess of box office receipts over a negotiated allowance for theatre expenses. The Company may agree to guarantee minimum license fees or make recoupable advance payments on licensing fees, or both, in order to obtain a license for a film that is in high demand.

     The Company's film buyers evaluate the prospects for upcoming films prior to the time that distributors solicit interest. Criteria considered for each film include all of the factors which affect box office potential, including cast, director, plot, performance of similar films, the production cost and marketing budget for the film, estimated film licensing costs, estimated impact on concession sales, and the expected Motion Picture Association of America rating. The Company maintains records of attendance by film title and theatre location so as to enable its film buyers to evaluate a prospective film's suitability and likelihood of success with respect to each theatre location.

     The Company's business is dependent upon the availability of motion pictures that have substantial popular appeal. There are fewer than ten major distributors which provide a substantial portion of quality first run movies to the exhibition industry. Historically, and during fiscal 1996, less than 25% of the Company's total annual box office receipts have been attributable to the films of any single distributor. From year to year, however, the Company's revenues attributable to individual distributors may vary significantly depending upon the commercial success of each distributor's films. The Company believes that its relationships with each of the major distributors generally are good.

     The failure to maintain good relationships with, or the poor performance by, one or more of the major distributors, or the disruption in the production of motion pictures for any reason (such as labor unrest, the increased cost of production or distribution of films, or the diversion of funds from production and distribution to other ventures by the major studios or independent producers) might have a materially adverse effect upon the Company's business and its results of operations.

Concessions

     The Company owns and operates the concession stands in all of its theatres. Concession sales are the second largest source of revenue for the Company after box office receipts and contribute significantly to the Company's earnings. Concession items consist primarily of popcorn, soft drinks and candy. The Company is continuing its efforts to increase concession sales through optimizing product mix, introducing new products such as brand name fast foods, coffee and other beverages, novelty items and film-related merchandise, offering bulk candy snacks, training staff to cross- sell products, and making efficient use of concession facilities and staff. The Company's strategy emphasizes prominent and appealing concession counters designed for rapid service, efficiency, and optimal merchandising of concession items.

Competition

     The Company's theatres are subject to varying degrees of competition in the geographic areas in which they operate. Competition is often intense with respect to licensing films, attracting patrons and finding new theatre sites.

     The Company believes that the principal competitive factors with respect to film licensing include licensing terms, box office grossing histories, seating capacity, location of theatres, the quality of projection and sound equipment and the exhibitors' ability and willingness to promote films. The Company believes that the principal competitive factors with respect to attracting patrons include the availability and licensing of popular films, the location and comfort of theatres, the quality of the projection and sound equipment, and ticket prices.

     Industry participants vary substantially in size, from small independent operators of a single theatre with a single screen to large national chains of multi-screen theatres. All compete aggressively with the Company for films, patrons and theatre locations. The Company competes directly with its largest competitors in most of the geographic areas in which it operates.

     The Company's theatres compete with other forms of entertainment for the public's leisure time and disposable income. For example, the Company's theatres face competition from a number of alternative motion picture exhibition delivery systems, such as video cassettes and cable television, including pay-per-view, and satellite entertainment technology. While the future impact of such delivery systems on the motion picture exhibition industry cannot be determined precisely, such delivery systems may have had, and in the future may have, an adverse impact on attendance at the Company's theatres.

Employees

     At October 31, 1996, the Company had approximately 1,600 full-time and 5,500 part-time theatre employees. The number of part-time employees generally increases during the summer and holiday seasons in keeping with the seasonal nature of the motion picture exhibition business.

     Approximately 10% of the Company's employees are represented by the International Alliance of Theatrical Stage Employees and Motion Picture Machine Operators and less than 1% of the Company's employees are represented by the Service Employees International Union. The Company believes that its relationships with these unions, and with its employees generally, are good.

Seasonality

     The major film distributors generally release most of the films which they anticipate will be the most successful during the summer (Memorial Day weekend through Labor Day weekend) and holiday (Thanksgiving weekend through New Year's
Day) seasons. Consequently, the Company historically has generated higher revenues, and substantially all of its earnings, during these periods.

GCC INVESTMENTS, INC.

     Through GCC Investments, Inc., the Company invests in companies which have been, and which may continue to be, engaged in businesses which are unrelated to the Company's theatre business and the broader entertainment industry. These investment operations are conducted by a team of investment professionals who evaluate investment opportunities, negotiate and structure the terms of each investment, monitor the Company's investments and, as designees of the Company, may serve as members of the boards of directors of such companies. To date, the Company has financed its investments with existing cash balances. The Company may use cash generated by theatre operations, sales of existing investments or borrowings under its line of credit, in addition to cash then on hand, to finance future investments.

     The investments of the Company to date have been, and are expected to continue to be, minority positions in businesses which the Company believes will provide substantial returns on the invested cash balances. Although the Company does not seek to provide day-to-day managerial support to the companies in which it holds investments, the Company may provide such companies with assistance with respect to strategic, financial and operational matters. It also is possible that the Company may, by reason of investment, acquisition, conversion of securities, or otherwise, obtain control of a portfolio company.

     INVESTMENTS MADE BY THE COMPANY MAY BE HIGHLY ILLIQUID AND MAY INVOLVE CONSIDERABLE RISK. BECAUSE OF THE COMPANY'S DESIRE TO MAXIMIZE RETURNS FROM ITS INVESTMENT OPERATIONS, CURRENT INCOME CONSTITUTES A LOW STRATEGIC PRIORITY. THERE CAN BE NO ASSURANCE THAT THE COMPANY'S INVESTMENT OPERATIONS WILL MAKE A CONTRIBUTION TO THE COMPANY'S EARNINGS IN THE FORESEEABLE FUTURE. THE COMPANY'S INVESTMENT OPERATIONS MAY REDUCE THE COMPANY'S EARNINGS OR CAUSE THE COMPANY TO INCUR LOSSES. FOR INFORMATION CONCERNING THE INVESTMENTS MADE BY THE COMPANY, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND NOTES 2, 3 AND 12 TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE CONTAINED IN THE COMPANY'S 1996 ANNUAL REPORT TO STOCKHOLDERS AND INCORPORATED HEREIN BY REFERENCE.

RELATIONSHIP WITH HARCOURT GENERAL

     Under an Intercompany Services Agreement entered into between the Company and Harcourt General at the time of the Spinoff, Harcourt General provided comprehensive management, accounting, financial, legal, tax, personnel, and other corporate services to the Company in consideration of a fee based on Harcourt General's costs. The Company and Harcourt General amended the Intercompany Services Agreement in November 1995 to reduce the level of services to be provided by Harcourt General. As amended, the Intercompany Service Agreement provides for Harcourt's Chairman and Chief Executive Officer to serve as Chairman and Chief Executive Officer of the Company, and one of Harcourt's Presidents and Co-Chief Operating Officers to serve as President and Chief Operating Officer of the Company, and such additional corporate services as the Company and Harcourt General may mutually determine from time to time. The fees payable to Harcourt General under the Intercompany Services Agreement have been, and will continue to be, subject to the approval of the Company's Special Review Committee, a committee of the Board of Directors consisting solely of directors who are not affiliated with Harcourt General. The fees paid or accrued by the Company under the Intercompany Services Agreement were $1.1 million, $3.1 million and $1.7 million, respectively, for fiscal years 1996, 1995 and 1994.

     In addition, substantially all of the theatre leases to which the Company is a party are guaranteed by Harcourt General. Pursuant to a Reimbursement and Security Agreement entered into between the Company and Harcourt General at the time of the Spinoff, the Company has agreed to reimburse Harcourt General for all liabilities, if any, which may be incurred by Harcourt General after the Spinoff in connection with the theatre leases, and has pledged all of the stock of its theatre subsidiaries to Harcourt General as security for such agreement. The Company also agreed to maintain certain financial and operating covenants designed to minimize Harcourt General's exposure with respect to the theatre leases. In consideration of Harcourt General's continuing guarantees of the theatre leases, the Company pays Harcourt General a guarantor's fee measured as a percentage of the present value of all amounts owing under the theatre leases for which Harcourt General has potential liability. The guarantor's fee paid by the Company to Harcourt General for fiscal 1996 was approximately $271,000. Harcourt General has not guaranteed any theatre leases entered into by the Company following the Spinoff.

     Although Harcourt General has no equity ownership in the Company, Richard
A. Smith and certain members of his family (the "Smith Family Group") beneficially own approximately 28.4% of the outstanding Common Stock of the Company and approximately 27.7% of the outstanding equity securities of Harcourt General. In addition, Richard A. Smith, the Chairman and Chief Executive Officer of Harcourt General, serves as the Chairman and Chief Executive Officer of the Company. Robert A. Smith, one of the Presidents and Co-Chief Operating Officers of Harcourt General, serves as the President and Chief Operating Officer of the Company. For additional information concerning the stock ownership by the Smith Family Group, reference may be made to the Proxy Statement for the Company's 1997 Annual Meeting (the "Proxy Statement").

ITEM 2.       PROPERTIES

     As of October 31, 1996, the Company operated 189 theatres in 25 states, with approximately 35% of the Company's theatres and approximately 33% of the Company's screens located in California, Florida and Texas. As of such date, virtually all of the Company's theatres were operated pursuant to leases. The Company's theatre leases are generally entered into on a long-term basis with terms (including options) ranging from 20 to 40 years. Theatre leases typically provide for rent based on box office receipts subject to an annual minimum rental. The Company also is usually obligated to pay taxes, utilities, common area maintenance costs and certain other expenses related to its leased theatres.

     The Company has an agreement with a major financial institution to provide operating leases for up to $250 million of assets over the next five years for its theatre circuit expansion program.

     The Company's corporate, theatre and investment headquarters are located in Chestnut Hill, Massachusetts, a suburb of Boston. The Company also has regional theatre offices in Atlanta, Boston, Chicago, Dallas, Houston, Philadelphia and Los Angeles. Corporate headquarters' functions include overall administration and management of the Company and all investment operations. Theatre headquarters' functions include accounting, administration with respect to theatre operations, finance, human resources, information services, marketing, real estate development and strategic planning. Regional office functions include film licensing and theatre management with respect to particular geographic areas. The Company subleases its corporate and theatre headquarters from Harcourt General and leases its regional offices.

     For additional information regarding the Company's lease obligations, see Notes 5 and 9 to the Consolidated Financial Statements.

ITEM 3.       LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings arising in the ordinary course of its business operations. The Company does not believe that the disposition of any such proceedings will have a material adverse effect on the financial position or continuing operations of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock trades on the New York Stock Exchange under the symbol "GCX." The high and low sales prices for the Common Stock on the New York Stock Exchange for the past two fiscal years were as follows:

     FISCAL 1996:

                             High               Low
                             ----               ---
     First Quarter          $35.25             $32.00
     Second Quarter         $38.00             $32.75
     Third Quarter          $37.75             $33.50
     Fourth Quarter         $37.88             $33.25


     FISCAL 1995:

                             High               Low
                             ----               ---
     First Quarter          $31.13             $24.75
     Second Quarter         $35.00             $29.88
     Third Quarter          $34.50             $32.00
     Fourth Quarter         $34.75             $31.50

     At January 14, 1997, there were 3,564 record holders of Common Stock.

DIVIDEND POLICY

     The Company has not paid and has no current plans to pay cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its theatre business and investment operations.

ITEM 6.       SELECTED FINANCIAL DATA

     The response to this Item is contained in the Company's 1996 Annual Report to Stockholders under the caption "Selected Financial Data" on page 3 and is incorporated herein by reference.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is contained in the Company's 1996 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 7 and is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and supplementary data incorporated by reference into Item 14 below are incorporated herein by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's officers and directors is contained in the Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

EXECUTIVE OFFICERS

     Below are the name, age and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

Richard A. Smith - 72

     Chairman and Chief Executive Officer of the Company since 1993; President of the Company from 1993 until November 1995; Chairman of Harcourt General, Inc. ("Harcourt General") and of The Neiman Marcus Group, Inc., a majority owned subsidiary of Harcourt General ("Neiman Marcus"); Chief Executive Officer of Harcourt General and of Neiman Marcus since January 15, 1997 and prior to December 1991; Director of Neiman Marcus, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Liberty Financial Companies, Inc., and Bank of Boston Corporation and its principal subsidiary, The First National Bank of Boston. Mr. Smith is the father of Robert A. Smith, President and Chief Operating Officer of the Company, and the father-in-law of John G. Berylson, Senior Vice President and Chief Investment Officer of the Company.


Robert A. Smith - 37

     President and Chief Operating Officer of the Company since November 1995; President and Co-Chief Operating Officer of Harcourt General and President and Chief Operating Officer of Neiman Marcus since January 15, 1997; Group Vice President of Harcourt General and of Neiman Marcus prior thereto; Director of Harcourt General and Neiman Marcus Group. Mr. Smith is the son of Richard A. Smith, Chairman and Chief Executive Officer of the Company, and the brother-in-law of John G. Berylson, Senior Vice President and Chief Investment Officer of the Company.


Paul R. Del Rossi - 54

     President and Chief Executive Officer of General Cinema Theatres, Inc. since 1993; President of General Cinema Theatres, Inc., a subsidiary of Harcourt General, prior to the Spinoff since 1983; Director of The DeWolfe Companies, Inc.


John G. Berylson - 43

     Senior Vice President and Chief Investment Officer of the Company since 1993; Managing Director of Advent International Financial Services, a venture capital and financial services firm, prior thereto. Mr. Berylson is the son-in-law of Richard A. Smith, Chairman and Chief Executive Officer of the Company, and the brother-in-law of Robert A. Smith, President and Chief Operating Officer of the Company.


William B. Doeren - 50

     Executive Vice President and Chief Operating Officer of General Cinema Theatres, Inc. since October 1995; Chief Executive Officer of MGM International Cinemas from January 1993 until August 1995; Senior Vice President and Chief Operating Officer of AMC Entertainment Inc. prior thereto.


G. Gail Edwards  - 41

     Vice President and Chief Financial Officer of the Company since July 1996; Vice President and Chief Financial Officer of Delaware North Companies, Incorporated, a private holding company, prior thereto.


Philip J. Szabla  - 42

     Vice President, General Counsel and Secretary of the Company since December 1996; Member of the law firm of Albrecht, Maguire, Heffern & Gregg, P.C. prior thereto.

ITEM 11.       EXECUTIVE COMPENSATION

     The response to this Item is contained in the Proxy Statement under the captions "Directors' Compensation," "Executive Compensation" and "Transactions Involving Management" and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item is contained in the Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item is contained in the Proxy Statement under the captions

"Executive Compensation" and "Transactions Involving Management" and is incorporated herein by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

14(A)(1)       FINANCIAL STATEMENTS

     The documents listed below which are contained in the Company's 1996 Annual Report to Stockholders are incorporated by reference into this Item 14 and into Item 8 hereof:

               Consolidated Balance Sheets - October 31, 1996 and 1995.

               Consolidated Statements of Earnings for the fiscal years ended October 31, 1996, 1995 and 1994.

               Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1996, 1995 and 1994.

               Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1996, 1995 and 1994.

               Notes to Consolidated Financial Statements.

               Independent Auditors' Report.

14(A)(2)       CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

14(A)(3)       EXHIBITS

     The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified with an asterisk (*) in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 14(c) of Form 10-K.

14(B)          REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended October 31, 1996.

14(C)          EXHIBITS

     See Item 14(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 24, 1997               GC COMPANIES, INC.



                                       By:    s/ Richard A. Smith
                                            -----------------------------------
                                              Richard A. Smith, Chairman and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

  Signature                              Title                                Date
  ---------                              -----                                ----
PRINCIPAL EXECUTIVE OFFICER:

 s/ Richard A. Smith                     Chairman and Chief               January 24, 1997
-------------------------
Richard A. Smith                         Executive Officer

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

 s/ G. Gail Edwards                      Vice President, Chief            January 24, 1997
-------------------------
G. Gail Edwards                          Financial Officer and
                                         Treasurer

DIRECTORS:

 s/ William L. Brown
-----------------------------
  William L. Brown                                 January 24, 1997

 s/ Peter C. Read                                  January 24, 1997
-----------------------------
Peter C. Read

 s/ Richard A. Smith                               January 24, 1997
----------------------------
Richard A. Smith

 s/ Francis E. Sutherby                            January 24, 1997
---------------------------
Francis E. Sutherby

                                  EXHIBIT INDEX

                               Document

3.1 Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

3.2 Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report of Form 10-K for the fiscal year ended October 31, 1995.

4.1 Form of Stock Certificate of the Company's Common Stock, incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form 10, as amended.

4.2 Smith-Lurie/Marks Stockholders' Agreement Re GC Companies, Inc., dated as of December 15, 1993, incorporated herein by reference to Exhibit
         4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

10.1 Distribution Agreement, dated as of December 14, 1993, between Harcourt General, Inc. and the Company, incorporated herein by reference to
         Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

10.2 Reimbursement and Security Agreement ("Reimbursement and Security Agreement"), dated as of December 14, 1993, between Harcourt General, Inc. and the Company, incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

10.3 First Amendment to Reimbursement and Security Agreement, dated as of September 29, 1994, between Harcourt General, Inc. and the Company, incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

10.4 Intercompany Services Agreement, dated as of December 14,1993, between Harcourt General, Inc. and the Company, incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

10.5 Amended and Restated Intercompany Services Agreement, dated as of November 1, 1995, between Harcourt General, Inc. and the Company, incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

10.6 Tax Agreement, dated as of December 14, 1993, between Harcourt General, Inc. and the Company, incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

10.7* GC Companies, Inc. 1993 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10, as amended.

10.8* GC Companies, Inc. Retirement Plan, effective December 2, 1993, incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10, as amended.

10.9* GC Companies, Inc, Supplemental Executive Retirement Plan, effective December 1, 1993, incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form 10, as amended.

10.10* GC Companies, Inc, Key Employee Deferred Compensation Plan, effective December 1, 1993, incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form 10, as amended.

10.11* GC Companies, Inc. Key Executive Stock Purchase Loan Plan, incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10, as amended.

10.12* Agreement, dated as of December 14, 1993, between Paul R. Del Rossi and the Company, incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

10.13* Termination Agreement dated as of August 17, 1995 between William B. Doeren and the Company.

10.14 Master Lease Agreement dated as of November 21, 1996 between General Electric Capital Corporation, for itself and as agent for certain participants and General Cinema Theatres, Inc.

11.1     Statement regarding computation of per share earnings.

13.1 1996 Annual Report to Stockholders (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference into this Annual Report on Form 10-K).

21.1     Subsidiaries of the Company.

23.1     Consent of Deloitte & Touche LLP.

27.1     Financial Data Schedule

--------------------------
*  Exhibits filed pursuant to Item 14(c) of Form 10-K.