Form 10-Q
period 1997-01-31
GC COMPANIES INC
filed 1997-03-10
CIK 912295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended                     January 31, 1997
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


                                   (617)278-5600
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          YES   X             NO


As of March 6, 1997, there were outstanding 7,705,239 shares of the issuer's common stock, $.01 par value.

                                GC COMPANIES, INC.

                                    I N D E X




Part I.   Financial Information                                 Page Number

  Item 1. Condensed Consolidated Balance Sheets as of
            January 31, 1997 and October 31, 1996                         1

          Condensed Consolidated Statements of Earnings for
            the Three Months Ended January 31, 1997 and 1996              2

          Condensed Consolidated Statements of Cash Flows for
            the Three Months Ended January 31, 1997 and 1996              3

          Notes to Condensed Consolidated Financial Statements            4

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         5-6


Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                                7

Signatures                                                                8

Exhibit 11.1                                                              9

Exhibit 27.1                                                             10

                          GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands)

                                                         January 31, October 31,
                                                                1997        1996
                                                         (Unaudited)   (Audited)

Assets
Current assets:
  Cash and cash equivalents                              $    62,794  $  71,745
  Short-term investments                                      35,800      1,566
  Receivable from financial institution                        6,611     17,599
  Other current assets                                         3,505      3,602
  Deferred income taxes                                        2,552      2,552
    Total current assets                                     111,262     97,064

Property and equipment, net                                  160,341    162,847

Other assets                                                  61,570     54,392

    Total assets                                         $   333,173  $ 314,303


Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term
    obligations                                          $       718  $     721
  Trade payables                                              44,066     30,514
  Other current liabilities                                   66,059     62,428
    Total current liabilities                                110,843     93,663

Long-term liabilities:
  Capital lease obligations                                    2,910      3,059
  Other long-term liabilities                                 29,072     29,029
    Total long-term liabilities                               31,982     32,088

Deferred income taxes                                         12,571     12,571

Shareholders' equity:
  Common stock                                                    77         78
  Additional paid-in capital                                 136,606    136,359
  Retained earnings                                           41,094     39,544
    Total shareholders' equity                               177,777    175,981

    Total liabilities and shareholders' equity           $   333,173 $  314,303

See Notes to Condensed Consolidated Financial Statements.

                         GC COMPANIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                             (UNAUDITED)


(In thousands except for per share amounts)
                                                          For the three months
                                                             ended January 31,
                                                               1997       1996

Revenues:
  Admissions                                               $ 85,269   $ 86,004
  Concessions                                                36,568     36,585
  Other                                                       4,397      3,893
                                                            126,234    126,482
Costs of theatre operations:
  Film rentals                                               46,444     46,951
  Concessions                                                 6,557      6,790
  Theatre operations and administrative expenses             58,702     56,589
  Depreciation and amortization                               4,625      5,030
                                                            116,328    115,360

Corporate expenses                                            1,708      1,548

Operating earnings                                            8,198      9,574

Investment income, net                                        1,026        239
Interest expense                                               (134)      (160)
Gain/(loss) on disposition of theatre assets                    385       ( 46)

Earnings before income taxes                                  9,475      9,607

Income tax expense                                           (3,885)    (3,939)

Net earnings                                               $  5,590   $  5,668

Weighted average number of common and
  common equivalent shares outstanding                        7,825      7,850

Net earnings per common share                              $    .71   $    .72

See Notes to Condensed Consolidated Financial Statements.

                          GC COMPANIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


(In thousands)

                                                       For the three months
                                                          ended January 31,
                                                          1997         1996

Cash flows from operating activities:
 Net earnings                                          $ 5,590      $ 5,668
 Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
     (Gain) loss on disposition of theatre assets         (385)          46
     Loss from minority investment                          -           645
     Depreciation and amortization                       4,625        5,030
     Changes in current assets and liabilities:
       Other current assets                             11,085        2,524
       Trade payables                                   13,552        7,642
       Other current liabilities                         3,631        1,407

Net cash provided by operating activities               38,098       22,962

Cash flows from investing activities:
 Capital expenditures                                   (2,474)      (5,404)
 Proceeds from the disposition of theatre assets           765           35
 (Purchase of) proceeds from the liquidation of
    short-term investments                             (34,234)      25,486
 Purchase of investment                                 (7,000)          -
 Other investing activities                               (395)         136

Net cash (used) provided by investing activities       (43,338)      20,253

Cash flows from financing activities:
 Repurchase of common stock                             (4,040)          -
 Other financing activities                                329           26

Net cash (used) provided by financing activities        (3,711)          26

Net change in cash and cash equivalents                 (8,951)      43,241
Cash and cash equivalents at beginning of period        71,745       35,999

Cash and cash equivalents at end of period             $62,794      $79,240

See Notes to Condensed Consolidated Financial Statements.

                         GC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Basis of presentation

   The condensed consolidated financial statements of GC Companies, Inc. (GCC or the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company's business is seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2. Other assets

   Included in other assets at January 31, 1997 were a $16.6 million investment in an optical superstore retailer, a $13.4 million investment in a German cable television systems operator, a $20.2 million investment in an international telecommunications service provider and a $7.0 million investment in a wireless location and two-way messaging company. The Company closed on the $7.0 million investment in the wireless location and two-way messaging company in December 1996.

3. Stock repurchase

   In December 1996, the Company's Board of Directors authorized the purchase of up to one million shares of the Company's common stock in the open market over the next twelve months. During the quarter ended January 31, 1997, the Company repurchased 111,400 shares at an average price of approximately $36.28 per share. The shares repurchased were immediately retired. Differences between the par value of the shares and their repurchase price were charged against retained earnings.

                               GC COMPANIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              Results of Operations

Three Months Ended January 31, 1997 versus Three Months Ended January 31, 1996

Theatre revenues - Total revenues decreased slightly to $126.2 million in 1997 from $126.5 million in 1996. The decrease in revenues was primarily attributable to a 2.9% decrease in patronage substantially offset by a 2.1% increase in average ticket price, and a 2.9% increase in concession sales per patron. The growth in concession sales per patron was principally due to limited price increases and new product offerings.

Costs of theatre operations - Costs of theatre operations, including theatre general and administrative expenses, increased slightly for the three months ended January 31, 1997 to $116.3 million from $115.4 million in the same 1996 period. As a percentage of revenues, costs of theatre operations were 92.2%
for the 1997 quarter compared to 91.2% for the 1996 quarter.  The increase was primarily due to an increase in the minimum wage rate and operating costs related to the two recently opened megaplexes in Chicago. These increases were
partially offset by lower film and concession costs.   The Company operated
1,181 screens at January 31, 1997 compared to 1,191 screens at January 31, 1996.

Investment income (loss), net - Net investment income increased to $1.0 million in the first quarter of 1997 from $0.2 million in the same 1996 period. During the first three months of 1997, the Company recorded $1.0 million of dividend and interest income from its short-term investment portfolio. Net investment income for the three months ended January 31, 1996 included $1.0 million of dividend and interest income partially offset by a $0.6 million pretax charge to record the Company's share of losses incurred by its radio group minority investment.

Income tax expense - The Company's effective tax rate is expected to be 41.0% in fiscal 1997,unchanged from fiscal 1996.

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

The Company has commitments to open 17 new megaplex theatres with approximately 270 screens during the next three years, including 80 screens in fiscal 1997.
In November 1996, two new units with a combined 30 screens opened in the Chicago area. GCC entered into an agreement in November 1996 with a major financial institution to provide operating leases for up to $250 million of assets over the next five years for its theatre expansion program. A receivable due from this financial institution may arise from time to time throughout the year from GCC initially advancing monies for leased assets as the financial institution's agent. On a periodic basis, these advances are reimbursed by the financial institution. The $17.6 million receivable at October 31, 1996 was reimbursed to the Company in December 1996.

                               GC COMPANIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                  Liquidity and Capital Resources (continued)

For the three months ended January 31, 1997, GCC made expenditures of $2.5 million for leasehold improvements, furniture and equipment purchases, and new point-of-sale systems. Total capital expenditures are expected to approximate $10.3 million during fiscal 1997.

The Company invested $34.2 million of cash in certain short-term securities during the first three months of 1997. These securities are highly liquid and consist of high quality commercial paper, certificates of deposit, corporate debt securities and securities of U.S. government agencies.

On December 6, 1996, the Company invested $7.0 million in a wireless location and two-way messaging company.

The Company has significant lease commitments. Lease payments totaled $57.7 million in 1996 and minimum lease payments from existing obligations are expected to approximate $62.7 million in 1997. Additional lease commitments will arise as the Company implements its new operating lease facility.

In December 1996, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock over the next twelve months. During January 1997, the Company repurchased 111,400 shares at a cost of $4.0 million.

The Company believes that cash generated from operations, cash and short-term investments on hand, the $50 million available under the Company's revolving credit agreement, which expires in June 1997, and the operating lease arrangement will be sufficient to fund operating requirements, capital expenditures and the Company's investment activities for the foreseeable future. It is the Company's intention to negotiate a new revolving credit agreement when the existing facility expires in June 1997.

                           Forward-looking Statements

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates", "expects", "will continue", "estimates", "projects", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases for new megaplex locations, construction risks and delays, the lack of strong film product, the impact of competition, market and other risks associated with the Company's investment activities and other factors described herein and in the Company's Annual Report included in its Form 10-K.

                                     PART II




Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits.

                  11.1 Computation of weighted average number of shares
                       outstanding used in determining primary and fully diluted earnings per share.

                  27.1 Financial data schedule.

             (b)  Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K during the quarter ended January 31, 1997.

                                    SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           GC COMPANIES, INC.



Date:  March 10, 1997                      s/ Richard A. Smith
                                           Richard A. Smith
                                           Chairman of the Board of
                                           Directors and Chief Executive
                                           Officer



Date:  March 10, 1997                      s/ G. Gail Edwards
                                           G. Gail Edwards
                                           Vice President, Chief Financial
                                           Officer and Treasurer
                                           Principal Accounting Officer