Form 10-Q
period 1997-04-30
GC COMPANIES INC
filed 1997-06-12
CIK 912295

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



         For the Quarter Ended               April 30, 1997
                              --------------------------------------------------

         Commission File Number                 1-12360
                               -------------------------------------------------


                               GC COMPANIES, INC.
         -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    Delaware                                     04-3200876
         -----------------------------------------------------------------------
         (State or other jurisdiction of                      (I.R.S. Employer
          incorporation or organization)                     Identification No.)



         27 Boylston Street, Chestnut Hill, MA                             02167
         -----------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)



                                 (617) 278-5600
         -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                  YES  X                   NO
                     -----                   -----


As of June 5, 1997, there were outstanding 7,705,330 shares of the issuer's common stock, $.01 par value.

                               GC COMPANIES, INC.

                                    I N D E X
                                    ---------




Part I.      Financial Information                                   Page Number
             ---------------------                                   -----------

  Item 1.    Condensed Consolidated Balance Sheets as of
               April 30, 1997 and October 31, 1996                             1

             Condensed Consolidated Statements of Operations for the
               Three and Six Months Ended April 30, 1997 and 1996              2

             Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended April 30, 1997 and 1996                        3

             Notes to Condensed Consolidated Financial Statements              4

  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           5-7




Part II.     Other Information
             -----------------

  Item 4.    Submission of Matters to a Vote of Security Holders               8

  Item 6.    Exhibits and Reports on Form 8-K                                  8


Signatures                                                                     9


Exhibit 10.15

Exhibit 10.16

Exhibit 10.17

Exhibit 11.1

Exhibit 27.1

                               GC COMPANIES, INC.

                                        CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands)
                                                             April 30,            October 31,
                                                                  1997                   1996
                                                           (Unaudited)
                                                           -----------            -----------

Assets
------
Current assets:
  Cash and cash equivalents                                   $ 52,158               $ 71,745
  Short-term investments                                        43,433                  1,566
  Receivable from financial institution                         11,370                 17,599
  Other current assets                                           3,648                  3,602
  Deferred income taxes                                          2,552                  2,552
                                                              --------               --------
    Total current assets                                       113,161                 97,064

Property and equipment, net                                    160,333                162,847

Other assets                                                    61,055                 54,392
                                                              --------               --------

    Total assets                                              $334,549               $314,303
                                                              ========               ========


Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current maturities of long-term
    obligations                                                    685                    721
  Trade payables                                                39,863                 30,514
  Other current liabilities                                     70,415                 62,428
                                                              --------               --------
    Total current liabilities                                  110,963                 93,663

Long-term liabilities:
  Capital lease obligations                                      2,537                  3,059
  Other long-term liabilities                                   29,389                 29,029
                                                              --------               --------
    Total long-term liabilities                                 31,926                 32,088

Deferred income taxes                                           12,571                 12,571

Shareholders' equity:
  Common stock                                                      77                     78
  Additional paid-in capital                                   136,604                136,359
  Retained earnings                                             42,408                 39,544
                                                              --------               --------
    Total shareholders' equity                                 179,089                175,981
                                                              --------               --------

    Total liabilities and shareholders' equity                $334,549               $314,303
                                                              ========               ========


See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)


(In thousands,                                            Six Months                            Three Months
except for per share amounts)                           Ended April 30,                        Ended April 30,
                                                  ---------------------------             -------------------------
                                                    1997               1996                 1997             1996
                                                  --------           --------             --------         --------

Revenues:
  Admissions                                      $159,013           $151,151             $ 73,744         $ 65,147
  Concessions                                       69,112             64,422               32,544           27,837
  Other                                              6,870              6,476                2,473            2,583
                                                  --------           --------             --------         --------
                                                   234,995            222,049              108,761           95,567

Costs of theatre operations:
  Film rentals                                      81,599             77,374               35,155           30,423
  Concessions                                       12,211             11,484                5,654            4,694
  Theatre operations and
    administrative expenses                        117,496            110,875               58,794           54,286
  Depreciation and amortization                      9,252              9,769                4,627            4,739
                                                  --------           --------             --------         --------
                                                   220,558            209,502              104,230           94,142

Corporate expenses                                   3,401              3,135                1,693            1,587
                                                  --------           --------             --------         --------

Operating earnings (loss)                           11,036              9,412                2,838             (162)

Investment income (loss), net                        2,151             (1,363)               1,125           (1,602)
Interest expense                                      (251)              (309)                (117)            (149)
Loss on disposition of
  theatre assets                                      (784)              (493)              (1,169)            (447)
                                                  --------           --------             --------         --------


Earnings (loss) before income taxes                 12,152              7,247                2,677           (2,360)

Income tax (expense) benefit                        (4,982)            (2,971)              (1,098)             968
                                                  --------           --------             --------         --------

Net earnings (loss)                               $  7,170           $  4,276             $  1,579         $ (1,392)
                                                  ========           ========             ========         ========

Weighted average number of common
  and common equivalent shares
  outstanding                                        7,786              7,850                7,746            7,816
                                                  ========           ========             ========         ========

Net earnings (loss) per common share              $    .92           $    .54             $    .20         $   (.18)
                                                  ========           ========             ========         ========




See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)


(In thousands)

                                                                                        Six Months
                                                                                      Ended April 30,
                                                                                -------------------------
                                                                                  1997              1996
                                                                                --------          -------

Cash flows from operating activities:
    Net earnings                                                                $  7,170          $ 4,276
    Adjustments to reconcile net earnings to
       net cash provided by operating activities:
          Loss on disposition of theatre assets                                      784              493
          Loss from minority investments                                               -            3,145
          Depreciation and amortization                                            9,252            9,769
          Changes in current assets and liabilities:
            Other current assets                                                   6,183            2,182
            Trade payables                                                         9,349            3,766
            Other current liabilities                                              7,987           (5,275)
                                                                                --------          -------

Net cash provided by operating activities                                         40,725           18,356
                                                                                --------          -------

Cash flows from investing activities:
    Capital expenditures                                                          (7,935)          (8,112)
    Proceeds from the disposition of theatre assets                                  781               38
    (Purchase of) proceeds from short-term investments                           (41,867)          31,560
    Purchase of investments                                                       (7,073)               -
    Other investing activities                                                      (121)              28
                                                                                --------          -------

Net cash (used) provided by investing activities                                 (56,215)          23,514
                                                                                --------          -------

Cash flows from financing activities:
    Repurchase of common stock                                                    (4,306)               -
    Other financing activities                                                       209              197
                                                                                --------          -------

Net cash (used) provided by financing activities                                  (4,097)             197
                                                                                --------          -------

Net change in cash and cash equivalents                                          (19,587)          42,067
Cash and cash equivalents at beginning of period                                  71,745           35,999
                                                                                --------          -------

Cash and cash equivalents at end of period                                      $ 52,158          $78,066
                                                                                ========          =======



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

2.     OTHER ASSETS

       Included in other assets at April 30, 1997 were a $16.7 million investment in an optical superstore retailer, a $13.4 million investment in a German cable television systems operator, a $20.2 million investment in an international telecommunications service provider and a $7.0 million investment in a wireless location and two-way messaging company. The Company closed on the $7.0 million investment in the wireless location and two-way messaging company in December 1996.

3.     STOCK REPURCHASE

       In December 1996, the Company's Board of Directors authorized the purchase of up to one million shares of the Company's common stock in the open market over the next twelve months. During the six months ended April 30, 1997, the Company repurchased 118,700 shares at an average price of approximately $36.27 per share. The shares repurchased were immediately retired. Differences between the par value of the shares and the repurchase price were charged against retained earnings.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                              Results of operations
                              ---------------------
 Six Months Ended April 30, 1997 Compared with Six Months Ended April 30, 1996
 -----------------------------------------------------------------------------

Theatre revenues - Total revenues increased 5.8% to $235.0 million in 1997 from $222.0 million in 1996. The increase in revenues was primarily attributable to a 2.8% increase in patronage, a 2.4% increase in average ticket price and a 4.4% increase in concession sales per patron. The growth in concession sales per patron was principally due to limited price increases and new product offerings.

Cost of theatre operations - Cost of theatre operations, including theatre general and administrative expenses, increased 5.3% for the six months ended April 30, 1997 to $220.6 million from $209.5 million in the same 1996 period. The increase was primarily attributable to higher film and other variable costs related to the increase in revenues as well as operating costs related to the two recently opened megaplexes in Chicago. However, as a percentage of revenues, the cost of theatre operations declined to 93.9% for the six months ended April 30, 1997 from 94.3% for the six months ended April 30, 1996. The improvement was primarily a result of higher revenues coupled with stable margins during the 1997 period as well as continued efforts to focus on cost containment. The Company operated 1,174 screens at April 30, 1997 compared to 1,179 at April 30, 1996.

Investment income (loss) - The Company recorded net investment income of $2.2 million for the six months ended April 30, 1997 compared to a net investment loss of $1.4 million in the same 1996 period. The net investment income for the first half of 1997 represented dividend and interest income earned on the Company's short-term investment portfolio. The net investment loss for the comparable 1996 period included a first quarter pretax charge of $0.6 million to record the Company's share of losses incurred by its radio group minority investment, a $2.5 million second quarter pretax charge to write off its remaining investment in a children's clothing retailer and pretax dividend and interest income of $1.8 million.

Income tax expense - The Company's effective tax rate is expected to be 41.0% in fiscal 1997, unchanged from fiscal 1996.

       Three Months Ended April 30, 1997 Compared with Three Months Ended
       ------------------------------------------------------------------
                                 April 30, 1996
                                 --------------

Theatre revenues - Total revenues increased 13.8% to $108.8 million in 1997 from $95.6 million in 1996. The higher revenues primarily resulted from an 10.9% increase in patronage, a 5.4% increase in concession sales per patron, and a 2.1% increase in average ticket price. The growth in concession sales per patron was principally due to limited price increases and new product offerings.

Cost of theatre operations - Cost of theatre operations increased 10.7% for the three months ended April 30, 1997 to $104.2 million from $94.1 million in the comparable 1996 quarter. The increase was primarily attributable to higher film and other variable costs related to the increase in revenues as well as operating costs related to the two recently opened megaplexes in Chicago. However, as a percentage of revenues, the cost of theatre operations declined to 95.8% for the quarter ended April 30, 1997 from 98.5%

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


       Three Months Ended April 30, 1997 Compared with Three Months Ended
       ------------------------------------------------------------------
                           April 30, 1996 (continued)
                           --------------------------

for the three months ended April 30, 1996. The improvement was primarily a result of higher revenues during the 1997 period as well as continued efforts to focus on cost containment.

Investment income (loss) - The Company recorded net investment income of $1.1 million for the three months ended April 30, 1997 compared to a net investment loss of $1.6 million in the same 1996 period. The net investment income for the second quarter of 1997 represented dividend and interest income earned on the Company's short-term investment portfolio. The net investment loss for the three months ended April 30, 1996 included a pretax charge of $2.5 million to write off the Company's remaining investment in a children's clothing retailer partially offset by dividend and interest income of $0.9 million.

                             New Accounting Standard
                             -----------------------

The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in the first quarter of 1998. Had such standard been applied to the earnings per share calculation for the three and six month periods described above, there would not have been a material change.

                         Liquidity and Capital Resources
                         -------------------------------

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

The Company has commitments to open 17 new megaplex theatres with approximately 270 screens during the next three years. Of these theatres, we expect to open five new theatres with a total of 71 screens by January 31, 1998, the end of our fiscal 1998 first quarter. In November 1996, two new units with a combined 30 screens opened in the Chicago area. GCC entered into an agreement in November 1996 with a major financial institution to provide operating leases for up to $250 million of assets over the next five years for its theatre expansion program. A receivable due from this financial institution may arise from time to time throughout the year from GCC initially advancing monies for leased assets as the financial institution's agent. On a periodic basis, these advances are reimbursed by the financial institution. The $17.6 million receivable at October 31, 1996 was reimbursed to the Company in December 1996.

For the six months ended April 30, 1997, GCC made expenditures of $7.9 million for leasehold improvements, furniture and equipment purchases, and new point-of-sale systems. Total capital expenditures are expected to approximate $22.0 million during fiscal 1997.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                   Liquidity and Capital Resources (continued)
                   -------------------------------------------

The Company invested $41.9 million of cash in certain short-term securities during the first six months of 1997. These securities are highly liquid and consist of high quality commercial paper, certificates of deposit, corporate debt securities and securities of U.S. government agencies.

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

In December 1996, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock over the next twelve months. Through April 1997, the Company repurchased 118,700 shares at a cost of $4.3 million.

The Company believes that cash generated from operations, cash and short-term investments on hand, the $50 million available under the Company's revolving credit agreement, which expires in June 1997 (the Company is in the process of renegotiating), and the operating lease arrangement will be sufficient to fund operating requirements, capital expenditures and the Company's investment activities for the foreseeable future.

                           Forward-looking Statements
                           --------------------------

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

The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases, permits and approvals for new megaplex locations, construction risks and delays, the lack of strong film product, the impact of competition, market and other risks associated with the Company's investment activities and other factors described herein and in the Company's Annual Report included in its Form 10-K.

                                     PART II
                                     -------




Item 4.        Submission of Matters to a Vote of Security Holders.

               The Annual Meeting of Stockholders was held on March 12, 1997. The following matters were voted upon at the meeting:

               1. Election of the following individuals as Class III Directors for a term of three years:

                     William L. Brown                  Richard A. Smith
                     ------------------------          ----------------------

                     For            6,864,293          For          6,863,662
                     Withheld          18,284          Withheld        18,915

               2.    Approval of the GCC Investments, Inc. Incentive Pool Plan

                     For            6,088,146
                     Against           89,126
                     Abstain           15,085
                     Non-voting             -

               2. Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1997 fiscal year.

                     For            6,868,837
                     Against            5,958
                     Abstain            7,782
                     Non-voting             -


Item 6.        Exhibits and Reports on Form 8-K.

               (a)   Exhibits.
                     ---------

                     10.15      GC Companies, Inc. 1993 Incentive Plan First
                                Amendment.

                     10.16 GC Companies, Inc. Key Executive Stock Purchase Loan Plan First Amendment.

                     10.17      GCC Investments, Inc. Incentive Pool Plan.

                     11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

                     27.1       Financial data schedule.


               (b)   Reports on Form 8-K.
                     --------------------

                     The Company did not file any reports on Form 8-K during the quarter ended April 30, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             GC COMPANIES, INC.



Date:  June 12, 1997                         /s/ Richard A. Smith
                                             -----------------------------------
                                             Richard A. Smith
                                             Chairman of the Board of
                                             Directors and Chief Executive
                                             Officer



Date:  June 12, 1997                         /s/ G. Gail Edwards
                                             -----------------------------------
                                             G. Gail Edwards
                                             Vice President, Chief Financial
                                             Officer and Treasurer
                                             Principal Accounting Officer