Form 10-Q
period 1997-07-31
GC COMPANIES INC
filed 1997-09-15
CIK 912295

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended               July 31,   1997
                        --------------------------------------------------------
   Commission File Number           1-12360
                         -------------------------------------------------------

                               GC COMPANIES, INC.
--------------------------------------------------------------------------------
           (Exact of name of registrant as specified in its charter)


           DELAWARE                                              04-3200876
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 27 BOYLSTON STREET, CHESTNUT HILL, MA                                  02167
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)



                                 (617) 278-5600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



         YES    X            NO
            ---------           ---------


As of September 10, 1997, there were outstanding 7,705,330 shares of the issuer's common stock, $.01 par value.

                               GC COMPANIES, INC.


                                    I N D E X
                                    ---------



Part I.     Financial Information                                    Page Number
            ---------------------                                    -----------

  Item 1.   Condensed Consolidated Balance Sheets as of
              July 31, 1997 and October 31, 1996                           1

            Condensed Consolidated Statements of Earnings for
              the Three and Nine Months Ended July 31, 1997 and 1996       2

            Condensed Consolidated Statements of Cash Flows for
              the Nine Months Ended July 31, 1997 and 1996                 3

            Notes to Condensed Consolidated Financial Statements         4-5

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        6-8




Part II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                               9

Signatures                                                                10

Exhibit 11.1                                                              11

Exhibit 27.1                                                              12

                              GC COMPANIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

(In thousands)
                                                         July 31,    October 31,
                                                             1997           1996
                                                      -----------    -----------

Assets
------
Current assets:
  Cash and cash equivalents                             $ 83,658        $ 71,745
  Short-term investments                                  30,117           1,566
  Receivable from financial institution                    7,387          17,599
  Other current assets                                     5,231           3,602
  Deferred income taxes                                    2,552           2,552
                                                        --------        --------
    Total current assets                                 128,945          97,064

Property and equipment, net                              157,923         162,847

Other assets                                              61,340          54,392
                                                        --------        --------

    Total assets                                        $348,208        $314,303
                                                        ========        ========


Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Current maturities of long-term
    obligations                                              686             721
  Trade payables                                          46,688          30,514
  Other current liabilities                               72,025          62,428
                                                        --------        --------
    Total current liabilities                            119,399          93,663

Long-term liabilities:
  Capital lease obligations                                2,396           3,059
  Other long-term liabilities                             30,873          29,029
                                                        --------        --------
    Total long-term liabilities                           33,269          32,088

Deferred income taxes                                     12,571          12,571

Shareholders' equity:
  Common stock                                                77              78
  Additional paid-in capital                             136,625         136,359
  Retained earnings                                       46,267          39,544
                                                        --------        --------
    Total shareholders' equity                           182,969         175,981
                                                        --------        --------

    Total liabilities and shareholders' equity          $348,208        $314,303
                                                        ========        ========


See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


(In thousands, except                      Nine Months               Three Months
 for per share data)                      Ended July 31,             Ended July 31,
                                      ----------------------     ----------------------
                                           1997         1996          1997         1996
                                      ---------    ---------     ---------    ---------

Revenues:
   Admissions                         $ 241,145    $ 244,700     $  82,132    $  93,549
   Concessions                          106,738      106,041        37,626       41,619
   Other                                 10,251        8,609         3,381        2,133
                                      ---------    ---------     ---------    ---------
                                        358,134      359,350       123,139      137,301
Costs of theatre operations:
   Film rentals                         126,958      128,620        45,359       51,246
   Concessions                           19,647       18,957         7,436        7,473
   Theatre operations and
    administrative expenses             175,771      169,297        58,275       58,422
   Depreciation and amortization         14,301       14,768         5,049        4,999
                                      ---------    ---------     ---------    ---------
                                        336,677      331,642       116,119      122,140

Corporate expenses                        4,798        4,679         1,397        1,544
                                      ---------    ---------     ---------    ---------

Operating earnings                       16,659       23,029         5,623       13,617

Investment income (loss), net             3,345         (302)        1,194        1,061
Interest expense                           (449)        (457)         (198)        (148)
Loss on disposition of
  theatre assets                           (862)        (739)          (78)        (246)
                                      ---------    ---------     ---------    ---------

Earnings before income taxes             18,693       21,531         6,541       14,284

Income tax expense                       (7,664)      (8,828)       (2,682)      (5,856)
                                      ---------     --------     ---------    ---------

Net earnings                          $  11,029    $  12,703     $   3,859    $   8,428
                                      =========    =========     =========    =========

Weighted average number of
  common and common equivalent
  shares outstanding                      7,775        7,851         7,754        7,852
                                      =========    =========     =========    =========

Net earnings per common share         $    1.42    $    1.62     $    0.50    $    1.07
                                      =========    =========     =========    =========


See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



(In thousands)

                                                               Nine Months
                                                              Ended July 31,
                                                          ---------------------
                                                              1997         1996
                                                          --------     --------
Cash flows from operating activities:
   Net earnings                                           $ 11,029     $ 12,703
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Loss on disposition of theatre assets                   862          739
       Loss from minority investments                           --        3,145
       Depreciation and amortization                        14,301       14,768
       Changes in assets and liabilities:
         Other current assets                                8,583       (3,611)
         Trade payables                                     16,174       18,453
         Other current liabilities                           9,597        4,289
                                                          --------     --------

Net cash provided by operating activities                   60,546       50,486
                                                          --------     --------

Cash flows from investing activities:
   Capital expenditures                                    (11,579)      (8,112)
   Proceeds from the disposition of theatre assets             810           97
   (Purchase of) proceeds from the liquidation of
     short-term investments                                (28,551)      33,767
   Purchase of investments                                  (7,073)     (14,195)
   Other investing activities                                  513       (1,565)
                                                          --------     --------

Net cash (used) provided by investing activities           (45,880)       9,992
                                                          --------     --------

Cash flows from financing activities:
  Repurchase of common stock                                (4,306)          --
  Other financing activities                                 1,553          354
                                                          --------     --------

Net cash (used) provided by financing activities            (2,753)         354
                                                          --------     --------

Net change in cash and cash equivalents                     11,913       60,832
Cash and cash equivalents at beginning of period            71,745       35,999
                                                          --------     --------

Cash and cash equivalents at end of period                $ 83,658     $ 96,831
                                                          ========     ========


See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation
     ---------------------

     The condensed consolidated financial statements of GC Companies, Inc. ("GCC" or the "Company") are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company's business is seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2.   Other Assets
     ------------

     Included in other assets at July 31, 1997 were a $16.7 million investment in an optical superstore retailer, a $13.4 million investment in a German cable television systems operator, a $20.2 million investment in an international telecommunications service provider and a $7.0 million investment in a wireless location and two-way messaging company. The Company closed on the $7.0 million investment in the wireless location and two-way messaging company in December 1996.

3.   Stock Repurchase
     ----------------

     In December 1996, the Company's Board of Directors authorized the purchase of up to one million shares of the Company's common stock in the open market over the next twelve months. During the nine months ended July 31, 1997, the Company repurchased 118,700 shares at an average price of approximately $36.27 per share. The shares repurchased were immediately retired. Differences between the par value of the shares and the repurchase price were charged against retained earnings.

4.   Subsequent Events
     -----------------

     On August 14, 1997, the Company sold the seven theatres it operated in Oklahoma to Hollywood Theatres for $15.8 million.

     On August 29, 1997, the Company invested an additional $5.0 million in its international telecommunications company investment, bringing the total invested in that company to $25.2 million.

                               GC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   Subsequent Events (Continued)
     ----------------------------

     On September 1, 1997, the optical superstore retailer in which GCC holds common stock ("Vision Express" or "VE") entered into a definitive agreement with GrandOptical-PhotoService S.A. ("GPS"), a publicly traded company listed on the Paris stock exchange. Pursuant to this agreement, VE shareholders will receive GPS common stock valued at approximately 148 million British pounds absent share restrictions (U.S. $237 million translated at 1.6 U.S. dollars per British pound) in exchange for all outstanding VE shares. GCC's portion of the share value to be received would be approximately 20 million British pounds absent share restrictions (U.S. $32 million translated at 1.6 U.S. dollars per British pound). The total U.S. dollar proceeds to be received will be dependant upon the value of GPS stock at the date of sale of such stock and the French franc exchange rate on such date. Fifty percent of the shares to be received in the share-for-share exchange will be restricted from sale for periods ranging from six months to two years. The other 50% of the shares received in the share-for-share exchange are not subject to any restrictions on sale. The transaction is expected to close in mid October 1997.

                                GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              Results of Operations
                              ---------------------

NINE MONTHS ENDED JULY 31, 1997 COMPARED WITH NINE MONTHS ENDED JULY 31, 1996

THEATRE REVENUES - Theatre revenues decreased to $358.1 million in 1997 from $359.4 million in 1996, which was primarily attributable to a 2.6% decline in patronage partially offset by a 1.2% increase in average ticket price and a 3.4% increase in concession sales per patron. The increase in concession sales per patron was due to price increases on select products, new product offerings and increased consumption.

COST OF THEATRE OPERATIONS - Cost of theatre operations, including theatre general and administrative expenses, increased 1.5% for the nine months ended July 31, 1997 to $336.7 million from $331.6 million in the same 1996 period. As a percentage of revenues, the cost of theatre operations was 94.0% for the nine months ended July 31, 1997 and 92.3% for the nine months ended July 31, 1996. The percentage increase was primarily a result of a lower ratio of third quarter revenues to fixed costs during the 1997 period combined with lower concession margins and a higher variable labor cost. The Company incurred higher labor costs due to the impact of the minimum wage increase in 1997. The Company operated 1,168 screens at July 31, 1997 compared to 1,179 at July 31, 1996.

INVESTMENT INCOME (LOSS) - The Company recorded net investment income of $3.3 million for the nine months ended July 31, 1997 compared to a net investment loss of $0.3 million in the same 1996 period. The net investment income for the first nine months of 1997 represented dividend and interest income earned on the Company's short-term investment portfolio. The net investment loss for the comparable 1996 period included a first quarter pretax charge of $0.6 million to record the Company's share of losses incurred by its radio group minority investment, a $2.5 million second quarter pretax charge to write off its remaining investment in a children's clothing retailer offset by pretax dividend and interest income of $2.8 million.

INCOME TAX EXPENSE - The Company's effective tax rate is expected to be 41.0% in fiscal 1997, unchanged from fiscal 1996.

THREE MONTHS ENDED JULY 31, 1997 COMPARED WITH THREE MONTHS ENDED JULY 31, 1996

THEATRE REVENUES - Revenues decreased 10.3% to $123.1 million in the 1997 quarter from $137.3 million in the same 1996 period. The lower revenues resulted from a 12.1% decline in patronage, reflecting an industry wide impact, partially offset by a 2.8% increase in concession sales per patron. The increase in concessions sales per patron was primarily due to price increases on select products, new product offerings, and increased consumption.

COST OF THEATRE OPERATIONS - Cost of theatre operations decreased 4.9% for the three months ended July 31, 1997 to $116.1 million from $122.1 million in the three month period ended July 31, 1996. As a percentage of revenues, the cost of theatre operations was 94.3% for the quarter ended July 31, 1997 and 89.0% for the three months ended July 31, 1996. The percentage increase was primarily the result of a lower ratio of revenues to fixed costs during the 1997 period combined with lower film and concession margins. The film margins were impacted by shorter film runs in 1997.

INVESTMENT INCOME - Dividend and interest income earned on the Company's short-term investment portfolio increased 12.5% to $1.2 million for the quarter ended July 31,1997 from $1.1 million in the same 1996 period.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                            New Accounting Standards
                            ------------------------

The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in the first quarter of 1998. Had such standard been applied to the earnings per share calculation for the three and nine month periods described above, there would not have been a material change.


The Financial Accounting Standards Board recently issued two other accounting pronouncements, SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both of these standards will be adopted by the Company in the fiscal year ended October 31, 1999. The Company is currently evaluating the impact of these disclosure standards on its financial statements.

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

The Company has commitments to open 17 new megaplex theatres with approximately 270 screens during the next three years. Management expects to open four of these theatres with a total of 53 screens as well as add four screens to an existing location by January 31, 1998, the end of our fiscal 1998 first quarter. In November 1996, two new units with a combined 30 screens opened in the Chicago area. GCC entered into an agreement in November 1996 with a major financial institution to provide operating leases for up to $250 million of assets over the next five years for its theatre expansion program. A receivable due from this financial institution may arise from time to time throughout the year from GCC initially advancing monies for leased assets as the financial institution's agent. On a periodic basis, these advances are reimbursed by the financial institution. The $17.6 million receivable at October 31, 1996 was reimbursed to the Company in December 1996.

For the nine months ended July 31, 1997, GCC made expenditures of $11.6 million for leasehold improvements, furniture and equipment purchases, and new point-of-sale systems. Total capital expenditures are expected to approximate $17.1 million during fiscal 1997.

The Company invested $28.6 million of cash in certain short-term securities during the nine months ended July 31, 1997. These securities are highly liquid and consist of high quality commercial paper, certificates of deposit, corporate debt securities and securities of U.S. government agencies.

On December 6, 1996, the Company invested $7.0 million in a wireless location and two-way messaging company.

The Company has significant lease commitments. Lease payments totaled $57.7 million in 1996 and minimum lease payments from existing obligations are expected to approximate $66.7 million in 1997. Additional lease commitments will arise as the Company continues to implement its operating lease facility.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                   Liquidity and Capital Resources (Continued)
                   -------------------------------------------

In December 1996, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock over the next twelve months. Through July 31, 1997, the Company repurchased 118,700 shares at a cost of $4.3 million.

Subsequent to the end of the quarter, there were several substantial transactions. The disposition of a number of the Company's theatre locations yielded approximately $15.8 million in cash. A follow-on investment in a portfolio company required approximately $5.0 million in cash and a share-for-share exchange of the Company's investment in Vision Express will result in a fourth quarter gain on sale and cash proceeds which will be determined at a later date based on share values and exchange rates.

The Company believes that cash generated from operations, cash and short-term investments on hand of $113.8 million, the $50 million available under the Company's revolving credit agreement, which expires in December 1997 (the Company is in the process of renegotiating), and the operating lease arrangement will be sufficient to fund operating requirements, capital expenditures and the Company's investment activities for the foreseeable future.

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

The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases, permits and approvals for new megaplex locations, construction risks and delays, the lack of strong film product, the impact of competition, market and risks associated with the Company's investment activities and other factors described herein and in the Company's Annual Report included in its Form 10-K.

                                     PART II
                                     -------




Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.
             --------

             11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

             27.1  Financial data schedule.

        (b)  Reports on Form 8-K.
             --------------------

             The Company did not file any reports on Form 8-K during the quarter ended July 31, 1997.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                 GC COMPANIES, INC.



Date:  September 15, 1997
                                                 -------------------------------
                                                 Richard A. Smith
                                                 Chairman of the Board of
                                                 Directors and Chief Executive
                                                 Officer



Date:  September 15, 1997
                                                 -------------------------------
                                                 G. Gail Edwards
                                                 Vice President, Chief Financial
                                                 Officer and Treasurer
                                                 Principal Accounting Officer