Form 10-K405
period 1997-10-31
GC COMPANIES INC
filed 1998-01-27
CIK 912295

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

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

            Registrant's telephone number and area code: 617-264-8000

        Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                       ON WHICH REGISTERED
              -------------------                       -------------------

          Common Stock,$.01 par value                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 243,058,000 on January 14, 1998.

       There were 7,710,698 shares of Common Stock outstanding as of January 14, 1998.

                             ----------------------

                       Documents Incorporated by Reference

       Portions of the Company's 1997 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Report. Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 3, 1998 are incorporated by reference into Part III of this Report.

                               GC COMPANIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                TABLE OF CONTENTS


PART I                                                                  Page No.
------                                                                  --------

        Item 1.   Business                                                  1
        Item 2.   Properties                                                4
        Item 3.   Legal Proceedings                                         5
        Item 4.   Submission of Matters to a Vote of Security Holders       5

PART II
-------

        Item 5.   Market for the Registrant's Common Equity and Related     6
                    Stockholder Matters
        Item 6.   Selected Financial Data                                   6
        Item 7.   Management's Discussion and Analysis of Financial         6
                    Condition and Results of Operations
        Item 8.   Financial Statements and Supplementary Data               6
        Item 9.   Changes in and Disagreements with Accountants on          6
                    Accounting and Financial Disclosure

PART III
--------

        Item 10.  Directors and Executive Officers of the Registrant        7
        Item 11.  Executive Compensation                                    8
        Item 12.  Security Ownership of Certain Beneficial Owners and       8
                    Management
        Item 13.  Certain Relationships and Related Transactions            8

PART IV
-------

        Item 14.  Exhibits, Financial Statement Schedules and Reports       8
                    on  Form 8-K

        Signatures                                                         10

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       GC Companies, Inc. (the "Company") operates a leading motion picture exhibition circuit in the United States under the name "General Cinema Theatres," operates motion picture theatres in Argentina and Mexico and also manages a pool of the Company's capital for investments. Through its investment operations, the Company invests in businesses which have been, and which may continue to be, unrelated to the Company's theatre business and the broader entertainment industry. INVESTMENTS MADE BY THE COMPANY MAY BE HIGHLY ILLIQUID AND MAY INVOLVE CONSIDERABLE RISK. SEE "GCC INVESTMENTS, INC." BELOW.

       The Company was incorporated under the laws of the State of Delaware in September 1993.

GENERAL CINEMA THEATRES, INC.

       The Company's theatre operations are the outgrowth of a motion picture exhibition business which originated in 1922. The predecessors of the Company are credited with opening two of the first drive-in movie theatres in 1938 and one of the first indoor shopping center theatres in 1951.

       As of October 31, 1997, the Company operated 175 theatres with a total of 1,113 screens in 24 states. The Company provides convenient and comfortable theatres offering a popular selection of films. Substantially all of the Company's theatres are state-of-the-art facilities, equipped with high quality sound and projection equipment, and exhibit films on a "first run" basis.

       Approximately 83% of the Company's theatres, and approximately 88% of the Company's screens, are located in 30 of the 50 largest Areas of Dominant Influence (television market areas as defined by Arbitron Company) in the United States, with approximately 36% of the Company's theatres and approximately 33% of the Company's screens located in California, Florida and Texas.

       From the beginning of fiscal 1987 through the end of fiscal 1997, the Company increased its average number of screens per theatre from 3.7 to 6.4. All of the Company's theatres (except one) are multi-screen theatres, and approximately 80% of the Company's screens are located in theatres having 6 to 16 screens. The Company expects to continue to increase the average number of screens per theatre in its circuit by selectively closing or selling less productive theatres which generally have fewer screens, by building theatres with more screens per theatre, and by adding screens to existing theatres. Since November 1, 1991, the Company has opened 22 new theatres with an average of 8.2 screens each. Key factors which the Company considers in selecting new theatre sites are demographic trends derived from statistical sources, distance from competitive theatres, and accessibility and proximity to retail and other entertainment and dining areas.

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

       The Company's business is dependent upon the availability of motion pictures that have substantial popular appeal. There are fewer than ten major distributors which provide a substantial portion of quality first run movies to the exhibition industry. Historically, and during fiscal 1997, less than 25% of the Company's total annual box office receipts have been attributable to the films of any single distributor. From year to year, however, the Company's revenues attributable to individual distributors may vary significantly depending upon the commercial success of each distributor's films. The Company believes that its relationships with each of the major distributors generally are good.

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

INTERNATIONAL

       On September 26, 1997, the Company purchased one hundred percent of the common stock of a company operating one theatre with eight screens in Argentina, and fifty percent of the common stock of a company operating four theatres with 45 screens in Mexico. In 1998, the Company anticipates opening two additional theatres with a total of 26 screens in Argentina and one theatre with nine screens in Mexico. The Company is actively pursuing additional theatre developments throughout Latin America. Key factors that the Company considers in selecting new theatre sites are demographic trends, distance from competitive theatres, and accessibility and proximity to other retail and other entertainment and dining areas.

GENERAL

Employees

       At October 31, 1997, the Company had approximately 1,100 full-time and 6,100 part-time theatre employees. The number of part-time employees generally increases during the summer and holiday seasons in keeping with the seasonal nature of the motion picture exhibition business.

       Approximately 7.5% of the Company's employees are represented by the International Alliance of Theatrical Stage Employees and Motion Picture Machine Operators. The Company believes that its relationships with this union and with its employees generally are good.

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

       The investments of the Company to date have been, and are expected to continue to be, minority positions in businesses which the Company believes will provide substantial returns on the invested cash balances. Although the Company does not seek to provide day-to-day managerial support to the companies in which it holds investments, the Company may provide such companies assistance with strategic, financial and operational matters. It also is possible that the Company may, by reason of investment, acquisition, conversion of securities, or otherwise, obtain control of a portfolio company.

       INVESTMENTS MADE BY THE COMPANY MAY BE HIGHLY ILLIQUID AND MAY INVOLVE CONSIDERABLE RISK. BECAUSE OF THE COMPANY'S DESIRE TO MAXIMIZE RETURNS FROM ITS INVESTMENT OPERATIONS, CURRENT INCOME CONSTITUTES A LOW STRATEGIC PRIORITY. THERE CAN BE NO ASSURANCE THAT THE COMPANY'S INVESTMENT OPERATIONS WILL MAKE A CONTRIBUTION TO THE COMPANY'S EARNINGS IN THE FORESEEABLE FUTURE. THE COMPANY'S INVESTMENT OPERATIONS MAY REDUCE THE COMPANY'S EARNINGS OR CAUSE THE COMPANY TO INCUR LOSSES. FOR INFORMATION CONCERNING THE INVESTMENTS MADE BY THE COMPANY, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND NOTES 2, 3 AND 12 TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE CONTAINED IN THE COMPANY'S 1997 ANNUAL REPORT TO STOCKHOLDERS AND INCORPORATED HEREIN BY REFERENCE.

RELATIONSHIP WITH HARCOURT GENERAL, INC.

       Under an Intercompany Services Agreement entered into between the Company and Harcourt General, Inc. ("Harcourt General") at the time of the Spinoff, Harcourt General provided comprehensive management, accounting, financial, legal, tax, personnel, and other corporate services to the Company in consideration of a fee based on Harcourt General's costs. The Company and Harcourt General amended the Intercompany Services Agreement in November 1995 to reduce the level of services to be provided by Harcourt General. As amended, the Intercompany Service Agreement provides for Harcourt's Chairman and Chief Executive Officer to serve as Chairman and Chief Executive Officer of the Company, and one of Harcourt's Presidents and Co-Chief Operating Officers to serve as President and Chief Operating Officer of the Company, and such additional corporate services as the Company and Harcourt General may mutually determine from time to time. The fees payable to Harcourt General under the Intercompany Services Agreement have been, and will continue to be, subject to the approval of the Company's Special Review Committee, a committee of the Board of Directors consisting solely of directors who are not affiliated with Harcourt General. The fees paid or accrued by the Company under the Intercompany Services Agreement were $0.5 million, $1.1 million, and $3.1 million, respectively, for fiscal years 1997, 1996, and 1995.

       In addition, substantially all of the theatre leases to which the Company is a party are guaranteed by Harcourt General. Pursuant to a Reimbursement and Security Agreement entered into between the Company and Harcourt General at the time of the Spinoff, the Company has agreed to reimburse Harcourt General for all liabilities, if any, which may be incurred by Harcourt General after the Spinoff in connection with the theatre leases, and has pledged all of the stock of its theatre subsidiaries to Harcourt General as security for such agreement. The Company also agreed to maintain certain financial and operating covenants designed to minimize Harcourt General's exposure with respect to the theatre leases. In consideration of Harcourt General's continuing guarantees of the theatre leases, the Company pays Harcourt General a guarantor's fee measured as a percentage of the present value of all amounts owing under the theatre leases for which Harcourt General has potential liability. The guarantor's fees paid by the Company to Harcourt General for fiscal years 1997, 1996 and 1995 were approximately $250,000, $271,000 and $266,000, respectively. Harcourt General has not guaranteed any theatre leases entered into by the Company following the Spinoff.

       Although Harcourt General has no equity ownership in the Company, Richard
A. Smith and certain members of his family (the "Smith Family Group") beneficially own approximately 28.8% of the outstanding shares of Common Stock of the Company and approximately 27.7% of the outstanding equity securities of Harcourt General. In addition, Richard A. Smith, the Chairman and Chief Executive Officer of Harcourt General, serves as the Chairman and Chief Executive Officer of the Company. Robert A. Smith, one of the Presidents and Co-Chief Operating Officers of Harcourt General, serves as the President and Chief Operating Officer of the Company. For additional information concerning the stock ownership by the Smith Family Group, reference may be made to the Proxy Statement for the Company's 1998 Annual Meeting (the "Proxy Statement").

ITEM 2.  PROPERTIES

       As of October 31, 1997, the Company operated 175 domestic theatres in 24 states, with approximately 36% of the Company's domestic theatres and approximately 33% of the Company's domestic screens located in California, Florida and Texas. As of such date, internationally, the Company operated one theatre located in the suburbs of Buenos Aires, Argentina. As of such date, virtually all of the Company's theatres were operated pursuant to leases. The Company's theatre leases are generally entered into on a long-term basis with terms (including options) ranging from 15 to 40 years. Theatre leases typically provide for rent based on box office receipts subject to an annual minimum rental. The Company also is usually obligated to pay taxes, utilities, common area maintenance costs and certain other expenses related to its leased theatres.

       The Company's corporate, theatre and investment headquarters are located in Chestnut Hill, Massachusetts, a suburb of Boston. The Company also has regional theatre offices in Boston, Chicago, Los Angeles and Buenos Aires, Argentina. Corporate headquarters' functions include overall administration, accounting and management of the Company and all investment operations. Theatre headquarters' functions include administration with respect to theatre operations, finance, human resources, information services, marketing, real estate development and strategic planning. Regional office functions include film licensing and theatre management with respect to particular geographic areas. The Buenos Aires, Argentina regional office functions also include accounting, administration with respect to theatre operations, film licensing and marketing. The Company subleases its corporate and theatre headquarters from Harcourt General and leases its regional offices.

       For additional information regarding the Company's lease obligations, see Notes 6 and 11 to the Consolidated Financial Statements.

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

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

PRICE RANGE OF COMMON STOCK

       The Company's Common Stock trades on the New York Stock Exchange under the symbol "GCX." The high and low sales prices for the Common Stock on the New York Stock Exchange for the past two fiscal years were as follows:


              FISCAL 1997:
                                       HIGH        LOW
                                       ----        ---

              First Quarter            $37.13     $33.50
              Second Quarter           $40.38     $35.50
              Third Quarter            $46.00     $39.88
              Fourth Quarter           $44.00     $39.00

              FISCAL 1996:
                                       HIGH        LOW
                                       ----        ---

              First Quarter            $35.25     $32.00
              Second Quarter           $38.00     $32.75
              Third Quarter            $37.75     $33.50
              Fourth Quarter           $37.88     $33.25


       At January 14, 1998, there were 7,710,698 record holders of Common Stock.


DIVIDEND POLICY

       The Company has not paid and has no current plans to pay cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its theatre business and investment operations.

ITEM 6.  SELECTED FINANCIAL DATA

       The response to this Item is contained in the Company's 1997 Annual Report to Stockholders under the caption "Selected Financial Data" on page 3 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The response to this Item is contained in the Company's 1997 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 7 and is incorporated herein by reference.

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

Richard A. Smith - 73

Chairman and Chief Executive Officer of the Company since 1993; President of the Company from 1993 until November 1995; Chairman of Harcourt General, Inc. ("Harcourt General") and of The Neiman Marcus Group, Inc., a majority owned subsidiary of Harcourt General ("Neiman Marcus"); Chief Executive Officer of Harcourt General and of Neiman Marcus since January 15, 1997 and prior to December 1991; Director of Neiman Marcus. Mr. Smith is the father of Robert A. Smith, President and Chief Operating Officer of the Company, and the father-in-law of John G. Berylson, Senior Vice President and Chief Investment Officer of the Company.

Robert A. Smith - 38

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

Paul R. Del Rossi - 55

Chairman of General Cinema Theatres, Inc. since November 1997; President and Chief Executive Officer of General Cinema Theatres, Inc. from 1993 to November 1997; President of General Cinema Theatres, Inc., a subsidiary of Harcourt General, prior to the Spinoff since 1983; Director of The DeWolfe Companies, Inc.

John G. Berylson - 44

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

William B. Doeren - 51

President of General Cinema Theatres, Inc. since November 1997; Executive Vice President and Chief Operating Officer of General Cinema Theatres, Inc. from October 1995 to November 1997; Chief Executive Officer of MGM International Cinemas from January 1993 until August 1995; Senior Vice President and Chief Operating Officer of AMC Entertainment Inc. prior thereto.

G. Gail Edwards - 42

Vice President and Chief Financial Officer of the Company since July 1996; Vice President and Chief Financial Officer of Delaware North Companies, Incorporated, a private holding company, prior thereto.

Philip J. Szabla - 43

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



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(A)(1) FINANCIAL STATEMENTS

       The documents listed below which are contained in the Company's 1997 Annual Report to Stockholders are incorporated by reference into this
       Item 14 and into Item 8 hereof:

              Consolidated Balance Sheets - October 31, 1997 and 1996.

              Consolidated Statements of Earnings for the fiscal years ended October 31, 1997, 1996 and 1995.

              Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1997, 1996 and 1995.

              Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1997, 1996 and 1995.

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

14(B) REPORTS ON FORM 8-K

       The Company filed a report on Form 8-K on September 30, 1997, which is incorporated herein by reference.

14(C) EXHIBITS

       See Item 14(a)(3) above.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 26, 1998                  GC COMPANIES, INC.

                                            By: /s/ Richard A. Smith
                                                -------------------------------
                                                Richard A. Smith, Chairman and
                                                Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.


       SIGNATURE                       TITLE                     DATE
       ---------                       -----                     ----

PRINCIPAL EXECUTIVE OFFICER:


/s/ Richard A. Smith               Chairman and Chief        January 26, 1998
-------------------------------    Executive Officer
Richard A. Smith


PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER


/s/ G. Gail Edwards                Vice President, Chief     January 26, 1998
-------------------------------    Financial Officer and
G. Gail Edwards                    Treasurer



DIRECTORS:


/s/ William L. Brown                                         January 26, 1998
-------------------------------
William L. Brown


/s/ Peter C. Read                                            January 26, 1998
-------------------------------
Peter C. Read


/s/ Richard A. Smith                                         January 26, 1998
-------------------------------
Richard A. Smith


/s/ Leonard A. Schlesinger                                   January 26, 1998
-------------------------------
Leonard A. Schlesinger


/s/ Francis E. Sutherby                                      January 26, 1998
-------------------------------
Francis E. Sutherby

                                  EXHIBIT INDEX

                                    Document

3.1 Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

3.2 Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report of Form 10-K for the fiscal year ended October 31, 1996.


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

10.12* Agreement, dated as of December 14, 1993, between Paul R. Del Rossi and the Company, incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10- K for the fiscal year ended October 31, 1994.

10.13* Termination Agreement dated as of August 17, 1995 between William B. Doeren and the Company, "incorporated herein by reference to Exhibit
          10.13 (or .14, respectively) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996."

10.14* Master Lease Agreement dated as of November 21, 1996 between General Electric Capital Corporation, for itself and as agent for certain participants and General Cinema Theatres, Inc., "incorporated herein by reference to Exhibit 10.13 (or .14, respectively) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996."


10.15* GC Companies, Inc. 1993 Incentive Plan First Amendment incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1997.

10.16* GC Companies, Inc. Key Executive Stock Purchase Loan Plan First Amendment, incorporated herein by reference to Exhibit 10.16 to the Company's Quarterly Report or Form 10-Q for the Quarter ended April 30, 1997.

10.17* GCC Investments, Inc. Incentive Pool Plan, incorporated herein by reference to Exhibit 10.17 to the Company's Quarterly Report on form 10-Q for the quarter ended April 30, 1997.

10.18 Stock Purchase Agreement, dated as of July 25, 1997, by and among General Cinema International, Inc., United Artists Theatre Circuit, Inc., UA Mexico Holdings, S.A. de C.V., UATC Europe B.V. and Fond Optima, S.A. de C.V., incorporated herein by reference to Exhibit
          10.18 to the Company's Form 8-K filed September 30, 1997.

10.19 Amendment No. 1, dated as of September 24, 1997, by and among General Cinema International, Inc., United Artists Theatre Circuit, Inc., UA Mexico Holdings, S.A. de C.V., UATC Europe B.V. and Fondo Optima, S.A. de C.V., incorporated herein by reference to Exhibit 10.19 to the Company's Form 8-K filed September 30, 1997.

10.20* Amended and Restated Employment Agreement between Paul R. Del Rossi and the Company, dated as of November 1, 1997.

10.21* GC Companies, Inc. Deferred Compensation Plan for Non-Employee Directors, Effective May 1, 1997.

10.22*    First Amendment to GCC Investments, Inc. Incentive Pool Plan

 11.1     Statement regarding computation of per share earnings.

 13.1 1997 Annual Report to Stockholders (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference into this Annual Report on Form 10- K).

 21.1     Subsidiaries of the Company.

 23.1     Consent of Deloitte & Touche LLP.

 27.1     Financial Data Schedule



----------

 * Exhibits filed pursuant to Item 14(c) of Form 10-K.