Form 10-Q
period 1998-01-31
GC COMPANIES INC
filed 1998-03-16
CIK 912295

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended            January 31, 1998
                          ------------------------------------------------------

     Commission File Number               1-12360
                           -----------------------------------------------------

                               GC COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                Delaware                                         04-3200876
     -------------------------------                         -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)



     27 Boylston Street, Chestnut Hill, MA                                 02167
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)




                                  (617)278-5600
     ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


As of March 12, 1998, there were outstanding 7,709,644 shares of the issuer's common stock, $.01 par value.

                               GC COMPANIES, INC.

                                    I N D E X


Part I.      FINANCIAL INFORMATION                                   Page Number
                                                                     -----------

  Item 1.    Condensed Consolidated Balance Sheets as of
               January 31, 1998 and October 31, 1997                       1

             Condensed Consolidated Statements of Earnings for
               the Three Months Ended January 31, 1998 and 1997            2

             Condensed Consolidated Statements of Cash Flows for
               the Three Months Ended January 31, 1998 and 1997            3

             Notes to Condensed Consolidated Financial Statements        4-5

  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       6-8


Part II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                              9

Signatures                                                                10

Exhibit 27.1                                                              11

                               GC COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)

                                                    January 31,     October 31,
                                                           1998            1997
                                                    (Unaudited)       (Audited)
                                                    -----------     -----------

ASSETS
Current assets:
  Cash and cash equivalents                         $    54,893     $    30,038
  Short-term investments                                  5,198          20,014
  Receivable from financial institution                   3,647           3,754
  Other current assets                                   11,351           5,619
  Deferred income taxes                                   2,981           2,981
                                                    -----------     -----------
    Total current assets                                 78,070          62,406

Property and equipment, net                             157,538         154,576

Portfolio investments                                    86,340          87,078

Other assets                                             37,006          35,540
                                                    -----------     -----------

    Total assets                                    $   358,954     $   339,600
                                                    ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
    obligations                                     $       683     $       697
  Trade payables                                         47,250          32,671
  Other current liabilities                              80,801          79,163
                                                    -----------     -----------
    Total current liabilities                           128,734         112,531

Long-term liabilities:
  Capital lease obligations                               2,121           2,254
  Other long-term liabilities                            31,842          31,912
                                                    -----------     -----------
    Total long-term liabilities                          33,963          34,166

Deferred income taxes                                     6,183           6,183

Shareholders' equity:
  Common stock                                               77              77
  Additional paid-in capital                            136,895         136,646
  Retained earnings                                      53,102          49,997
                                                    -----------     -----------
    Total shareholders' equity                          190,074         186,720
                                                    -----------     -----------

    Total liabilities and shareholders' equity      $   358,954     $   339,600
                                                    ===========     ===========





See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


(In thousands except for per share amounts)

                                                         For the three months
                                                           ended January 31,
                                                       ------------------------
                                                           1998            1997
                                                       --------        --------
Revenues:
  Admissions                                           $ 82,220        $ 85,269
  Concessions                                            36,974          36,568
  Other                                                   3,616           3,869
                                                       --------        --------
                                                        122,810         125,706
Costs of theatre operations:
  Film rentals                                           44,015          46,444
  Concessions                                             6,621           6,029
  Theatre operations and administrative expenses         59,932          59,251
  Depreciation and amortization                           5,046           4,625
                                                       --------        --------
                                                        115,614         116,349

Loss (gain) on disposition of theatre assets                188            (393)
Corporate expenses                                        1,272           1,159
                                                       --------        --------

Operating earnings                                        5,736           8,591

Investment (loss) income, net                              (314)          1,026
Interest expense                                           (117)           (134)
Loss on disposition of non-operating assets                (130)             (8)
                                                       --------        --------

Earnings before income taxes                              5,175           9,475

Income tax expense                                       (2,070)         (3,885)
                                                       --------        --------

Net earnings                                           $  3,105        $  5,590
                                                       ========        ========

Earnings per share
  Basic                                                $   0.40        $   0.72
                                                       ========        ========
  Diluted                                              $   0.40        $   0.71
                                                       ========        ========

Weighted average shares outstanding
  Basic                                                   7,709           7,793
                                                       ========        ========
  Diluted                                                 7,756           7,825
                                                       ========        ========





See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)

                                                           For the three months
                                                             ended January 31,
                                                           --------------------
                                                              1998         1997
                                                           -------      -------

Cash flows from operating activities:
    Net earnings                                           $ 3,105      $ 5,590
    Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
          Loss (gain) on disposition of theatre assets         318         (385)
          Loss from equity-method minority investments         855           -
          Depreciation and amortization                      5,046        4,625
          Other non-cash activities                            (22)          32
          Changes in current assets and liabilities:
            Other current assets                            (5,625)      11,085
            Trade payables                                  14,579       13,552
            Other current liabilities                        1,638        3,631
                                                           -------      -------

Net cash provided by operating activities                   19,894       38,130
                                                           -------      -------

Cash flows from investing activities:
    Capital expenditures                                   (13,037)      (2,474)
    Proceeds from the disposition of assets                  5,073          765
    Proceeds from the (purchase of) or liquidation of
     short-term investments                                 14,816      (34,234)
    Purchase of investments                                     -        (7,000)
    Other investing activities                              (1,969)        (168)
                                                           -------      -------

Net cash provided (used) by investing activities             4,883      (43,111)
                                                           -------      -------

Cash flows from financing activities:
    Repurchase of common stock                                  -        (4,040)
    Other financing activities                                  78           70
                                                           -------      -------

Net cash provided (used) by financing activities                78       (3,970)
                                                           -------      -------

Net change in cash and cash equivalents                     24,855       (8,951)
Cash and cash equivalents at beginning of period            30,038       71,745
                                                           -------      -------

Cash and cash equivalents at end of period                 $54,893      $62,794
                                                           =======      =======



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

2.     PORTFOLIO INVESTMENTS

       Included in portfolio investments at January 31, 1998 were a $29.3 million investment in a financial guaranty insurer, a $25.2 million investment in an international telecommunications service provider, an $11.5 million investment in an optical and photo service provider, a $13.3 million investment in a German cable television systems operator, and a $7.0 million investment in a wireless location and two-way messaging company. All investments, with the exception of the investments in the financial guaranty insurer and the optical and photo service provider, are carried at cost less impairment, if any. The Company accounts for its investment in the financial guaranty insurer on the equity basis. The optical investment is accounted for based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". A portion of the shares held by the Company in the optical and photo service provider are restricted from sale for a period of up to 21 months.

3.     STOCK REPURCHASE

       In December 1997, the Company's Board of Directors authorized the renewal of the Company's program to purchase up to one million shares of its common stock in the open market over the next twelve months. No shares were repurchased during the quarter ended January 31, 1998.

4.     SUBSEQUENT EVENTS

       On February 5, 1998, GC Companies' international telecommunications portfolio company, Global TeleSystems Group, Inc. ("GTS"), successfully completed an initial public offering of its common stock. The Company's
       1.8 million shares in GTS are restricted from sale until August 1998. GTS stock is currently traded on NASDAQ under the symbol, "GTSG."

       On February 9, 1998, GC Companies invested $11.0 million in a leading provider of fleet management information services. This investment will be accounted for under the equity method. Through its proprietary systems and network, the company currently provides services to commercial vehicle operators throughout the United States.

5.     EARNINGS PER SHARE

       In the first quarter of 1998, the Company adopted SFAS No. 128 "Earnings per Share". The following table reconciles the numerators and denominators in the earnings per share calculations. Prior period figures have been restated under the new standard.

                               GC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.     EARNINGS PER SHARE (continued)


                                                                  For the quarters ended
                                                                 January 31, 1998 and 1997
                                         Earnings                Shares           Per Share Amount
                                       (Numerator)           (Denominator)
                                   1/31/98    1/31/97     1/31/98    1/31/97     1/31/98    1/31/97
                                   -------    -------     -------    -------     -------    -------

Net Earnings                        $3,105     $5,590           -          -           -          -

Basic EPS
   Earnings per share               $3,105     $5,590       7,709      7,793        $.40       $.72
                                                                                    ====       ====

Effect of dilutive securities
   Options                               -          -          47         32
                                         -          -          --         --

Diluted EPS
   Earnings per share               $3,105     $5,590       7,756      7,825        $.40       $.71
                                    ======     ======       =====      =====        ====       ====

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

 THREE MONTHS ENDED JANUARY 31, 1998 VERSUS THREE MONTHS ENDED JANUARY 31, 1997

THEATRE REVENUES - Total revenues decreased 2.3% to $122.8 million in 1998 from $125.7 million in 1997. Lower domestic revenues of $4.6 million were primarily attributable to a 7.6% decrease in patronage partially offset by an 8.6% increase in concession sales per patron and a 2.6% increase in average ticket price. The decrease in patronage was mainly attributable to a reduction in the number of screens, primarily as a result of dispositions of theatres in the fourth quarter of 1997. The growth in concession sales per patron was principally due to the continued roll out of new products, increased consumption and limited price increases. Lower domestic revenues were partially offset by revenues from certain of our international theatres acquired in September 1997.

COSTS OF THEATRE OPERATIONS - Costs of theatre operations, including theatre general and administrative expenses, decreased slightly for the three months ended January 31, 1998 to $115.6 million from $116.3 million in the same 1997 period. As a percentage of revenues, costs of theatre operations were 94.1% for the 1998 quarter compared to 92.6% for the 1997 quarter. The cost of domestic theatre operations decreased $3.3 million as a result of lower film cost and fewer screens. The Company operated 1,148 screens at 175 domestic locations at January 31, 1998 compared to 1,181 screens at 189 locations at January 31, 1997. The cost reductions at our domestic theatres were partially offset by operating costs from certain of our international theatres acquired in September 1997.

INVESTMENT INCOME (LOSS), NET - The Company recorded a net investment loss of $0.3 million in the first quarter of 1998 compared to net investment income of $1.0 million in the same 1997 period. Net investment loss for the three months ended January 31, 1998 included $0.5 million of dividend and interest income partially offset by a $0.8 million pretax charge to record the Company's equity method share of losses incurred by its portfolio investment in a financial guaranty insurer and its investment in a Mexican theatre entity. During the first three months of 1997, the Company recorded $1.0 million of dividend and interest income from its short-term investment portfolio. The decline in dividend and interest income was due to a lower portfolio balance in the first quarter of 1998.

INCOME TAX EXPENSE - The Company's effective tax rate is expected to be 40.0% in fiscal 1998. The Company's effective tax rate in fiscal 1997 was 41.0%. The lower effective tax rate occurred primarily because of lower projected state taxes.


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

DOMESTIC THEATRES

Over the past quarter, General Cinema Theatres, Inc. ("GCT") opened a 16-screen theatre in Redondo Beach, California, and a 14-screen theatre in Philadelphia, Pennsylvania, which replaced three older units having a total of 13 screens. In addition, GCT opened a new 14-screen theatre in Columbia, South Carolina, and

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

added four screens to an existing location in Massachusetts to bring that theatre to a total of 12 screens. As of January 31, 1998, GCT operated 1,148 screens at 175 locations in 24 states compared to 1,113 screens in 175 locations as of October 31, 1997. GCT plans to build or add an additional 57 screens by the end of fiscal 1998.

Capital outflows have been minimized on these projects owing to an agreement consummated in November 1996 with a major financial institution to provide operating leases for up to $250 million of assets for its theatre expansion program. This agreement expires in November 2001. A receivable due from this financial institution may arise from time to time throughout the year from GCC initially advancing monies for leased assets as the financial institution's agent. On a periodic basis, these advances are reimbursed by the financial institution.

For the three months ended January 31, 1998, GCT made expenditures of $7.3 million for information service related projects including new point-of-sale systems and financial reporting systems, leasehold improvements, and furniture and equipment purchases. Domestic capital expenditures are expected to approximate $23.0 million during fiscal 1998.

As previously announced, GCC agreed to form a joint venture with The Sundance Group to create Sundance Cinemas, a stand-alone theatre circuit dedicated to the exhibition of the growing number of independent films. The joint venture plans to open a significant number of state-of-the-art Sundance Cinemas across the country in urban, suburban and college locations, aiming to add substantially to the number of screens dedicated to specialty films. GCC intends to contribute cash and properties to this venture in 1998.

FOREIGN THEATRES

During the first quarter, General Cinema International, Inc. (GCI) opened a 9-screen theatre in Mexico and a 12-screen theatre in Argentina. As of January 31, 1998, GCI operated 74 screens at seven locations in Mexico and Argentina compared to 53 screens in five locations as of October 31, 1997. GCI plans to build or add an additional 30 screens in Latin America by the end of fiscal 1998. As a result of this international theatre expansion program, capital expenditures during the three months ended January 31, 1998 amounted to $5.7 million. In addition, GCC advanced an additional $1.1 million to its equity investment in Mexico. International capital expenditures and advances are expected to approximate $29.6 million during fiscal 1998.

PORTFOLIO ACTIVITIES

The Company received proceeds of $14.8 million from the liquidation of certain short-term investments during the three month period ended January 31, 1998.

Following the close of the first quarter, on February 9, 1998, GC Companies invested $11.0 million in a leading provider of fleet management information services. Through its proprietary systems and network, the company currently provides services to commercial vehicle operators throughout the United States.

The Company believes that cash generated from operations, cash and short-term investments on hand of $60.1 million, the $50 million available under the Company's revolving credit agreement, which expires in June 1998 (the Company is currently negotiating a new multi-year agreement), and the operating lease arrangement will be sufficient to fund operating requirements, capital expenditures and the Company's investment activities for the foreseeable future.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)



OTHER

The Company has significant lease commitments. Lease payments totaled
$66.5 million in 1997 and minimum lease payments from existing obligations are expected to approximate $62.6 million in 1998.

In December 1997, the Company's Board of Directors authorized the renewal of the Company's program to repurchase up to one million shares of the Company's common stock over the next twelve months. No shares were repurchased during the quarter ended January 31, 1998.

YEAR 2000

The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The Company presently believes by either modifying existing software or converting to new software, the Year 2000 issue will not pose significant operational problems and is not anticipated to require additional expenditures that would materially impact its financial position or results of operations in any given year.

RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1998, the Company adopted SFAS No. 128, "Earnings per Share". Prior period amounts have been restated under the new standard. The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income", No. 131, "Disclosures about Segments of an Enterprise and Related Information", and No. 132, "Employees' Disclosures about Pensions and Other Post-Retirement Benefits." SFAS No. 130 and 132 are effective for the Company's fiscal 1999 financial statements while SFAS No. 131 will be adopted in fiscal 1998. The effect of adopting these standards is not expected to be material to the Company's financial position or results of operations; however, they all may require additional disclosure.

FORWARD-LOOKING STATEMENTS

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates", "expects", "will continue", "estimates", "projects", or similar expressions are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases for new megaplex locations, construction risks and delays, the lack of strong film product, the impact of competition, risks associated with international operations, construction risks and delays associated with Sundance Cinemas, market and other risks associated with the Company's investment activities and other factors described herein and in the Company's Annual Report included in its Form 10-K.

                                     PART II





Item 6.   Exhibits and Reports on Form 8-K.

          (a)   EXHIBIT.

                27.1 Financial data schedule.

          (b)   REPORTS ON FORM 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended January 31, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               GC COMPANIES, INC.



Date: March 13, 1998                           /s/ Richard A. Smith
                                               -------------------------------
                                               Richard A. Smith
                                               Chairman of the Board of
                                               Directors and Chief Executive
                                               Officer



Date: March 13, 1998                           /s/ G. Gail Edwards
                                               -------------------------------
                                               G. Gail Edwards
                                               Vice President, Chief Financial
                                               Officer and Treasurer
                                               Principal Accounting Officer