Form 10-Q
period 1998-04-30
GC COMPANIES INC
filed 1998-06-15
CIK 912295

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



For the Quarter Ended                   April 30, 1998
                      ---------------------------------------------------------
Commission File Number                      1-12360
                       --------------------------------------------------------


                               GC COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



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

                  YES   [X]          NO  [ ]

As of June 12, 1998, there were outstanding 7,709,664 shares of the issuer's common stock, $.01 par value.

                               GC COMPANIES, INC.

                                    I N D E X
                                    ---------




Part I.     FINANCIAL INFORMATION                                   PAGE NUMBER

  Item 1.   Condensed Consolidated Balance Sheets as of
              April 30, 1998 and October 31, 1997                        1

            Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended April 30, 1998 and 1997         2

            Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended April 30, 1998 and 1997                   3

            Notes to Condensed Consolidated Financial Statements         4

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        7




Part II.    OTHER INFORMATION


  Item 4.   Submission of Matters to a Vote of Security Holders         12

  Item 6.   Exhibits and Reports on Form 8-K                            12


Signatures                                                              13



Exhibit 27.1

                               GC COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands)
                                                                 April 30,      October 31,
                                                                   1998            1997
                                                                (Unaudited)
                                                                ----------      ----------

ASSETS
Current assets:
  Cash and cash equivalents                                      $ 21,250        $ 30,038
  Short-term investments                                               --          20,014
  Marketable equity securities                                     92,698              --
  Receivable from financial institution                             5,675           3,754
  Other current assets                                             15,867           5,619
  Deferred income taxes                                                --           2,981
                                                                 --------        --------
    Total current assets                                          135,490          62,406

Property and equipment, net                                       156,278         154,576

Portfolio investments                                              62,137          87,078

Other assets                                                       42,913          35,540
                                                                 --------        --------

    Total assets                                                 $396,818        $339,600
                                                                 ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
    obligations                                                  $    668        $    697
  Trade payables                                                   37,723          32,671
  Other current liabilities                                        86,229          79,163
  Current deferred taxes                                           16,592              --
                                                                 --------        --------
    Total current liabilities                                     141,212         112,531

Long-term liabilities:
  Capital lease obligations                                         1,988           2,254
  Other long-term liabilities                                      32,057          31,912
                                                                 --------        --------
    Total long-term liabilities                                    34,045          34,166

Deferred income taxes                                               6,183           6,183

Shareholders' equity:
  Common stock                                                         77              77
  Additional paid-in capital                                      136,883         136,646
  Retained earnings                                                49,057          49,997
  Unrealized gain on marketable securities, net of tax             29,361              --
                                                                 --------        --------
    Total shareholders' equity                                    215,378         186,720
                                                                 --------        --------

    Total liabilities and shareholders' equity                   $396,818        $339,600
                                                                 ========        ========





See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



(In thousands,                                    Six Months                      Three Months
except for per share amounts)                   Ended April 30,                   Ended April 30,
                                           -------------------------         ------------------------
                                             1998             1997             1998           1997
                                           --------         --------         -------         --------

Revenues:
  Admissions                               $141,939         $159,013         $59,719         $ 73,744
  Concessions                                63,882           69,112          26,908           32,544
  Other                                       6,020            5,845           2,404            1,976
                                           --------         --------         -------         --------
                                            211,841          233,970          89,031          108,264

Costs of theatre operations:
  Film rentals                               70,745           81,599          26,730           35,155
  Concessions                                10,861           11,186           4,240            5,157
  Theatre operations and
    administrative expenses                 118,630          118,595          58,698           59,343
  Depreciation and amortization              10,203            9,252           5,157            4,627
                                           --------         --------         -------         --------
                                            210,439          220,632          94,825          104,282

Loss (gain) on disposition of
  theatre assets                              1,210             (360)          1,022               33
Corporate expenses                            2,692            2,302           1,420            1,144
                                           --------         --------         -------         --------

Operating (loss) earnings                    (2,500)          11,396          (8,236)           2,805

Investment income, net                          304            2,151             618            1,125
Interest expense                               (237)            (251)           (120)            (117)
Gain (loss) on disposition of
  non-operating assets                          866           (1,144)            996           (1,136)
                                           --------         --------         -------         --------

(Loss) earnings before income taxes          (1,567)          12,152          (6,742)           2,677

Income tax benefit (expense)                    627           (4,982)          2,697           (1,098)
                                           --------         --------         -------         --------

Net (loss) earnings                        $   (940)        $  7,170         $(4,045)        $  1,579
                                           ========         ========         =======         ========

Earnings per share
  Basic                                    $  (0.12)        $   0.93         $ (0.52)        $   0.21
                                           ========         ========         =======         ========
  Diluted                                  $  (0.12)        $   0.92         $ (0.52)        $   0.20
                                           ========         ========         =======         ========

Weighted average shares outstanding
  Basic                                       7,709            7,750           7,710            7,707
                                           ========         ========         =======         ========
  Diluted                                     7,709            7,786           7,710            7,746
                                           ========         ========         =======         ========







See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



(In thousands)

                                                                     Six Months
                                                                   Ended April 30,
                                                              -------------------------
                                                                1998             1997
                                                              --------         --------

Cash flows from operating activities:
    Net (loss) earnings                                       $   (940)        $  7,170
    Adjustments to reconcile net (loss) earnings to
       net cash provided by operating activities:
          Loss on disposition of theatre assets                    344              784
          Gain on marketable equity securities
            designated trading                                  (8,619)              --
          Depreciation and amortization                         10,203            9,252
          Other non-cash activities                                373               --
          Changes in current assets and liabilities:
            Other current assets                               (12,169)           6,183
            Trade payables                                       5,052            9,349
            Other current liabilities                            7,066            7,987
                                                              --------         --------

Net cash provided by operating activities                        1,310           40,725
                                                              --------         --------

Cash flows from investing activities:
    Capital expenditures                                       (17,292)          (7,935)
    Proceeds from the disposition of theatre assets              6,097              781
    Proceeds from (purchase of) short-term investments          20,014          (41,867)
    Purchase of portfolio investments                          (11,042)          (7,073)
    Incremental investments in theatre ventures                 (3,913)              --
    Advances of Argentine lease commitments                     (3,192)              --
    Other investing activities                                    (663)            (121)
                                                              --------         --------

Net cash used by investing activities                           (9,991)         (56,215)
                                                              --------         --------

Cash flows from financing activities:
    Repurchase of common stock                                      --           (4,306)
    Other financing activities                                    (107)             209
                                                              --------         --------

Net cash used by financing activities                             (107)          (4,097)
                                                              --------         --------

Net change in cash and cash equivalents                         (8,788)         (19,587)
Cash and cash equivalents at beginning of period                30,038           71,745
                                                              --------         --------

Cash and cash equivalents at end of period                    $ 21,250         $ 52,158
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

2.       MARKETABLE EQUITY SECURITIES

         Included in marketable equity securities at April 30, 1998, were $81.8 million in publicly traded shares of an international telecommunications service provider, Global Telesystems Group, Inc. ("GTS"), previously included in portfolio investments at its original cost of $25.2 million, and $10.9 million in the shares of an optical and photo service retailer, GrandVision (formerly named GrandOptical Photoservice), previously included in portfolio investments at its original cost of $10.0 million.

         On February 5, 1998, GTS successfully completed an initial public offering of its common stock, and as a result, under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reclassified this investment from portfolio investments to marketable securities and recorded it at its fair value as of April 30, 1998. Within the category of marketable equity securities, the GTS shares have been split into two separate classifications: $69.6 million have been classified as available-for-sale securities, while $12.2 million have been classified as trading securities. As of April 30, 1998, this resulted in a pre-tax unrealized holding gain of $48.0 million on the shares classified as available-for-sale securities that has been recorded on the balance sheet net of tax but has not been reflected in the statement of operations, and a pre-tax gain of $8.6 million on the shares classified as trading securities that has been recognized in the second quarter statement of operations, for a total gain of $56.6 million. The $8.6 million pre-tax gain has been fully offset in the statement of operations in the second quarter by the estimated incentive compensation on the total $56.6 million gain related to GTS. As described in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, performance based compensation is earned by certain employees based on certain investment events. During the second quarter, the GTS initial public offering gave rise to an accrual for incentive compensation that may increase or decrease depending on the share price of GTS at the time of realization, as defined in the GCC Investments, Inc. Incentive Pool Plan. The Company's 1.8 million shares in GTS are restricted from sale under an underwriter's lock-up agreement until August, 1998, after which time certain other legal trading restrictions may apply.

         On April 15, 1998, $5.45 million of GrandVision shares became unrestricted and a further $5.45 million of GrandVision shares have the current restrictions lapse within the next twelve months. As a result, $10.9 million of the GrandVision investment was reclassified from portfolio investments into marketable equity securities (which are classified as available-for-sale securities within this category). The remaining $1.6 million of GrandVision shares that continue to be restricted for a period that exceeds twelve months are included in the category of portfolio investments. As of April 30, 1998, this resulted in a pre-tax unrealized holding gain of $911,000 on the GrandVision shares classified as available-for-sale that has been recorded on the Company's balance sheet net of tax but has not been reflected in the statement of operations.

                               GC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       PORTFOLIO INVESTMENTS

         On February 9, 1998, the Company completed the $11.0 million investment, representing 45.2% of the equity, in a leading provider of fleet management services. Through its proprietary systems and network, the company currently provides services to commercial vehicle operators throughout the United States.




The portfolio investments include the following:
                 (In thousands)                       at April 30, 1998      at October 31, 1997
                                                      -----------------      -------------------
Global TeleSystems Group, Inc.                                  --                 $25,195
Financial guaranty insurer,                                $29,200                 $30,000
German cable television systems operator                   $13,330                 $13,368
Wireless location and two-way messaging company            $ 7,000                 $ 7,000
GrandVision (restricted shares)                            $ 1,565                 $11,515
Fleet management services company                          $11,042                      --
                                                           -------                 -------
Total portfolio investments                                $62,137                 $87,078
                                                           =======                 =======




         All investments, with the exception of the investments in the financial guaranty insurer, the fleet management services company, and GrandVision, are carried at cost less impairment, if any. The Company accounts for its investment in the financial guaranty insurer and the fleet management service provider on the equity basis. A portion of the GrandVision investment is accounted for based on the provisions of SFAS No. 115, since these shares are freely tradeable within the next twelve months. The remaining shares held by the Company, and classified as long term, in GrandVision are restricted from sale for a period in excess of twelve months.

4.       OTHER ASSETS

         Other assets at April 30, 1998, primarily included a $16.2 million equity investment in a Mexican theatre company, $12.4 million of Argentine lease commitments, $7.2 million of goodwill, net of accumulated amortization of $444,005, and a $5.0 pension asset originating from excess funding of the pension plan.

5.       STOCK REPURCHASE

         In December 1997, the Company's Board of Directors authorized the renewal of the Company's program to purchase up to one million shares of its common stock in the open market over the next twelve months. No shares were repurchased during the six months ended April 30, 1998.

                               GC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.       EARNINGS PER SHARE

         In the first quarter of 1998, the Company adopted SFAS No. 128 "Earnings per Share."

         The following table reconciles the numerators and denominators in the earnings per share calculations. Prior period figures have been restated under the new standard.


                                                    For the Six             For the Three
                                                    Months Ended            Months Ended
(In thousands except per share data)
                                                 4/30/98     4/30/97     4/30/98     4/30/97
                                                 -------     -------     -------     -------

I.    Net (loss) earnings(A)                     $ (940)     $7,170      $(4,045)     $1,579

II.   Determination of shares:
      Weighted average number of common
      shares outstanding (B)                      7,709       7,750        7,710       7,707

      Shares issuable on exercise of
      stock options, net of shares
      assumed to be purchased out of
      proceeds at market price                       --          36           --          39
                                                 ------      ------      -------      ------
      Average common shares outstanding
      for diluted computation (C)                 7,709       7,786        7,710       7,746
                                                 ======      ======      =======      ======

III.  (Loss) earnings per share:
      Basic EPS (A/B)                            $(0.12)     $ 0.93      $  0.52)     $ 0.21
                                                 ======      ======      =======      ======

      Diluted EPS (A/C)                          $(0.12)     $ 0.92      $  0.52)     $ 0.20
                                                 ======      ======      =======      ======




                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


SIX MONTHS ENDED APRIL 30, 1998 COMPARED WITH SIX MONTHS ENDED APRIL 30, 1997

THEATRE REVENUES - Total revenues decreased 9.5% to $211.8 million in 1998 from $234.0 million in 1997. Lower domestic revenues of $27.4 million were primarily attributable to a 15.4% decrease in patronage partially offset by a 7.5% increase in concession sales per patron and a 2.3% increase in average ticket price. The decrease in patronage was mainly attributable to a lack of strong film product in the second quarter and competitor impacts in certain markets. The opening of megaplexes by the Company's competitors have tended to, and are projected to, draw audiences away from certain of the Company's older multiplex theatre locations. The growth in concession sales per patron was principally due to the continued roll out of new products, increased consumption and limited price increases. Lower domestic revenues were partially offset by $5.3 million of revenues from certain of our international theatres acquired in September 1997.

COSTS OF THEATRE OPERATIONS - Costs of theatre operations, including theatre general and administrative expenses, decreased 4.6% for the six months ended April 30, 1998 to $210.4 million from $220.6 million in the same 1997 period. As a percentage of revenues, costs of theatre operations were 99.3% for the six month period in April 30, 1998 compared to 94.3% for the same period in 1997. Domestic costs of theatre operations decreased 7.4% for the six months ended April 30, 1998 to $204,2 million from $220.6 million in the same 1997 period. As a percentage of revenues, costs of domestic theatre operations were 98.9% for the six-month period ended April 30, 1998 compared to 94.3% for the same period in 1997. The percentage increase was principally the result of higher occupancy costs, higher variable labor costs due to an increase in the average hourly rate and lower concession margins due to product mix. These were partially offset by lower film costs primarily due to the strong performance of "Titanic" throughout the second quarter. International costs of operations for the six months ended April 30, 1998 were $6.2 million.

INVESTMENT INCOME, NET - The Company recorded net investment income of $0.3 million for the six months ended April 30, 1998 compared to net investment income of $2.2 million in the same 1997 period. Net investment income for the six months ended April 30, 1998 included $0.9 million of dividend and interest income partially offset by a $0.8 million pre-tax charge to record the Company's share of losses from its equity method investments. A pre-tax trading gain of $8.6 million on certain GTS securities was substantially offset by the accrual of performance-based compensation of $8.6 million estimated to be earned under the GCC Investments, Inc. Incentive Pool Plan as a result of the $56.6 million gain created by the GTS initial public offering in February, 1998. The actual amount of performance-based incentive compensation earned with respect to the GTS investment may increase or decrease depending on the share price of this investment at the time of realization as defined in the GCC Investments, Inc. Incentive Pool Plan. During the first six months of 1997, the Company recorded $2.2 million of dividend and interest income from its short-term investment portfolio. The decline in dividend and interest income was due to a lower cash and short-term investment balance in the first six months of 1998.

INCOME TAX EXPENSE - The Company's effective tax rate is expected to be 40.0% in fiscal 1998. The Company's effective tax rate in fiscal 1997 was 41.0%. The lower effective tax rate is primarily because of lower projected state taxes.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (CONTINUED)


   THREE MONTHS ENDED APRIL 30, 1998 VERSUS THREE MONTHS ENDED APRIL 30, 1997

THEATRE REVENUES - Total revenues decreased 17.8% to $89.0 million in 1998 from $108.3 million in 1997. Lower domestic revenues of $22.8 million were primarily attributable to a 24.5% decrease in patronage partially offset by a 6.6% increase in concession sales per patron and a 2.1% increase in average ticket price. The decrease in patronage was mainly attributable to lack of strong film product during the quarter and competitor impacts in certain of our markets. The opening of megaplexes by the Company's competitors have tended to, and are projected to, draw audiences away from certain of the Company's older multiplex theatre locations. The growth in concession sales per patron was principally due to the continued roll out of new products, increased consumption and limited price increases. Lower domestic revenues were partially offset by revenues of $3.6 million from certain of our international theatres acquired in September 1997.

COSTS OF THEATRE OPERATIONS - Costs of theatre operations, including theatre general and administrative expenses, decreased 9.1% for the three months ended April 30, 1998 to $94.8 million from $104.3 million in the same 1997 period. As a percentage of revenues, costs of theatre operations were 106.5% for the 1998 quarter compared to 96.3% for the 1997 quarter. Domestic costs of theatre operations decreased 12.6% for the quarter ended April 30, 1998 to $91.2 million from $104.3 million in the same 1997 quarter. As a percentage of revenues, costs of domestic theatre operations were 106.7% for the quarter ended April 30, 1998 compared to 96.3% for the same quarter in 1997. The percentage increase was principally the result of lower patronage on a per screen basis mitigating the leverage of theatre fixed operating costs and higher labor costs due to an increase in the average hourly rate. These were partially offset by lower film costs primarily due to the strong performance of "Titanic" throughout the second quarter. International costs of operations for the quarter ended April 30, 1998 were $3.7 million.

INVESTMENT INCOME (LOSS), NET - The Company recorded net investment income of $0.6 million in the second quarter of 1998 compared to net investment income of $1.1 million in the same 1997 period. Net investment income for the three months ended April 30, 1998 included $0.3 million of dividend and interest income and $0.2 million in investment income relating to the Company's equity method investments. A pre-tax trading gain of $8.6 million on certain GTS securities, was substantially offset by an accrual for performance-based compensation of $8.6 million estimated to be earned under the GCC Investments, Inc. Incentive Pool Plan as a result of the $56.6 million gain created by the GTS initial public offering in February, 1998. The actual amount of performance-based incentive compensation earned with respect to the GTS investment may increase or decrease depending on the share price of this investment at the time of realization as defined in the GCC Investments, Inc. Incentive Pool Plan. During the same three months of 1997, the Company recorded $1.1 million of dividend and interest income from its short-term investment portfolio. The decline in dividend and interest income was due to a lower portfolio balance in the second quarter of 1998.

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

DOMESTIC THEATRES

For the six months ended April 30, 1998, General Cinema Theatres, Inc. ("GCT") opened an 18-screen megaplex near Chicago, Illinois which included the first Premium Cinema offering first-class amenities and state-of-the-art technology. In addition, a 16-screen theatre in Redondo Beach, California was opened as well as a 14-screen theatre in Philadelphia, Pennsylvania; these two new theatres replaced three older units having a total of 13 screens. Also, GCT opened a new 14-screen theatre in Columbia, South Carolina, and added four screens to an existing location in Massachusetts to bring that theatre to a total of 12 screens. During the six months ended April 30, 1998, three smaller units were disposed of with a total screen count of 16 screens. As of April 30, 1998, GCT operated 1,150 screens at 173 locations in 24 states compared to 1,113 screens in 175 locations as of October 31, 1997. GCT plans to build or occupy an additional 70 screens by the end of calendar 1998.

Capital outflows have been minimized on these projects as a result of an agreement consummated in November 1996 with a major financial institution to provide operating leases for up to $250 million of assets for the Company's domestic theatre expansion program. This agreement expires in November 2001. A receivable due from this financial institution may arise from time to time throughout the year from GCC initially advancing monies for leased assets as the financial institution's agent. On a periodic basis, these advances are reimbursed by the financial institution.

For the six months ended April 30, 1998, GCT made expenditures of $11.5 million for leasehold improvements, furniture and equipment purchases, and information service related projects including new point-of-sale systems and financial reporting systems. Domestic capital expenditures are expected to approximate $17.0 million during fiscal 1998.

As previously announced, GCC agreed to form a joint venture with The Sundance Group to create Sundance Cinemas, a stand-alone theatre circuit dedicated to the exhibition of the growing number of independent films. The joint venture plans to open state-of-the-art Sundance Cinemas across the country in urban, suburban and college locations, aiming to add substantially to the number of screens dedicated to specialty films. GCC expects to contribute cash and properties to this venture in the second half of 1998.

On March 11, 1998, the Company announced a joint venture with Cinema Grill to convert several of General Cinema's older theatres into new cinemas offering sit-down dining during the movies. Under this agreement, the joint venture will convert up to three existing General Cinema locations before expanding to further theatres. GCC expects to contribute cash and properties to the venture in the second half of 1998.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


INTERNATIONAL THEATRES

During the six months ended April 30,1998, General Cinema International, Inc.
(GCI) opened a 10-screen theatre in Mexico and a 12-screen theatre in Argentina. As of April 30, 1998, GCI operated 75 screens at seven locations in Mexico and Argentina compared to 53 screens in five locations as of October 31, 1997. GCI plans to build or add an additional 19 screens in Latin America by the end of calendar 1998. As a result of this international theatre expansion program, capital expenditures during the six months ended April 30, 1998 amounted to $5.8 million. In addition, GCC invested an additional $3.2 million in its equity investment in Mexico and advanced $3.2 million for Argentine lease commitments. International capital expenditures and advances are expected to approximate $31.0 million during fiscal 1998.

SHORT-TERM INVESTMENTS ACTIVITY

The Company received proceeds of $20.0 million from the liquidation of certain short-term investments during the six month period ended April 30, 1998.

PORTFOLIO ACTIVITIES

The Company invested $11.0 million in a leading provider of fleet management information services. Through its proprietary systems and network, the company currently provides services to commercial vehicle operators throughout the United States.

OTHER

The Company has significant lease commitments. Lease payments totaled $66.5 million in fiscal 1997 and minimum lease payments from existing obligations are expected to approximate $61.6 million in fiscal 1998.

In December 1997, the Company's Board of Directors authorized the renewal of the Company's program to repurchase up to one million shares of the Company's common stock over the next twelve months. No shares were repurchased during the six months ended April 30, 1998.

The Company believes that cash generated from operations, cash and marketable securities of $117.6 million, the $50 million available under the Company's revolving credit agreement, which expires in June 1998 (the Company is currently negotiating an extension to this agreement), and the operating lease arrangement will be sufficient to fund operating requirements, capital expenditures and the Company's investment activities for the foreseeable future.

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

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1998, the Company adopted SFAS No. 128, "Earnings per Share". Prior period amounts have been restated in accordance with the new standard. The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income", No. 131, "Disclosures about Segments of an Enterprise and Related Information", and No. 132, "Employees' Disclosures about Pensions and Other Post-Retirement Benefits." SFAS No. 130 and 132 are effective for the Company's fiscal 1999 financial statements while SFAS No. 131 will be adopted in fiscal 1998. The effect of adopting these standards is not expected to be material to the Company's financial position or results of operations; however, they all may require additional disclosure.

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

                                     PART II




Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Stockholders was held on March 3, 1998. The following matters were voted upon at the meeting:

         1. Election of the following individuals as Class I Directors for a term of three years:


                  Francis E. Sutherby                 Leonard A. Schlesinger
                  -------------------                 ----------------------
                  For         6,752,069               For         6,752,783

                  Withheld       37,558               Withheld       36,844


         2. Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1998 fiscal year.

                  For                     6,782,854
                  Against                     4,340
                  Abstain                     2,333


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      EXHIBITS.

                  27.1     Financial data schedule.


         (b)      REPORTS ON FORM 8-K.

                  The Company did not file any reports on Form 8-K during the quarter ended April 30, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             GC COMPANIES, INC.



Date: June 15, 1998                          /s/ Richard A. Smith
                                             ----------------------------------
                                             Richard A. Smith
                                             Chairman of the Board of
                                             Directors and Chief Executive
                                             Officer



Date: June 15, 1998                          /s/ G. Gail Edwards
                                             ----------------------------------
                                             G. Gail Edwards
                                             Vice President, Chief Financial
                                             Officer and Treasurer
                                             Principal Accounting Officer