Form 10-Q
period 1998-07-31
GC COMPANIES INC
filed 1998-09-14
CIK 912295

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                     July 31, 1998
                     ----------------------------------------------------------
Commission File Number                      1-12360
                     ----------------------------------------------------------


                               GC COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                   04-3200876
----------------------------------------   -------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)



 27 BOYLSTON STREET, CHESTNUT HILL, MA                    02467
----------------------------------------   -------------------------------------
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


As of September 10, 1998, there were outstanding 7,709,644 shares of the issuer's common stock, $.01 par value.

                               GC COMPANIES, INC.

                                    I N D E X




Part I.  FINANCIAL INFORMATION                                     PAGE NUMBER
         ---------------------                                     -----------

  Item 1.     Condensed Consolidated Balance Sheets as of
                July 31, 1998 and October 31, 1997                       1

              Condensed Consolidated Statements of Operations for the
                Three and Nine Months Ended July 31, 1998 and 1997       2

              Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended July 31, 1998 and 1997                 3

              Notes to Condensed Consolidated Financial Statements       4

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      7


Part II. OTHER INFORMATION
         -----------------

   Item 4.    Submission of Matters to a Vote of Security Holders       12

   Item 6.    Exhibits and Reports on Form 8-K                          12


Signatures                                                              13

Exhibit 10.23

Exhibit 27.1

                               GC COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)


                                                           July 31,    October 31,
                                                              1998            1997
                                                           (UNAUDITED)
                                                           ----------   ----------

ASSETS
Current assets:
  Cash and cash equivalents ..............................   $ 21,632     $ 30,038
  Short-term investments .................................       --         20,014
  Marketable equity securities ...........................    102,420         --
  Receivable from financial institution ..................     10,008        3,754
  Other current assets ...................................     11,288        5,619
  Deferred income taxes ..................................       --          2,981
                                                             --------     --------
    Total current assets .................................    145,348       62,406

Property and equipment, net ..............................    142,839      154,576

Portfolio investments ....................................     62,137       87,078

Investment in international theatre affiliates ...........     54,088       13,000

Other assets .............................................      8,187       22,540
                                                             --------     --------

    Total assets .........................................   $412,599     $339,600
                                                             ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
    obligations ..........................................   $    653     $    697
  Trade payables .........................................     44,504       32,671
  Other current liabilities ..............................     84,520       79,163
  Current deferred taxes .................................     19,805         --
                                                             --------     --------
    Total current liabilities ............................    149,482      112,531

Long-term liabilities:
  Capital lease obligations ..............................      1,855        2,254
  Other long-term liabilities ............................     32,843       31,912
                                                             --------     --------
    Total long-term liabilities ..........................     34,698       34,166

Deferred income taxes ....................................      6,183        6,183

Shareholders' equity:
  Common stock ...........................................         77           77
  Additional paid-in capital .............................    136,903      136,646
  Retained earnings ......................................     51,076       49,997
  Unrealized gain on marketable securities, net of tax ...     34,180         --
                                                             --------     --------
    Total shareholders' equity ...........................    222,236      186,720
                                                             --------     --------

    Total liabilities and shareholders' equity ...........   $412,599     $339,600
                                                             ========     ========


See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(In thousands,
except for per share amounts)


                                                                        Nine Months                            Three Months
                                                                       Ended July 31,                          Ended July 31,
                                                                ---------------------------             -------------------------
                                                                  1998               1997                 1998             1997
                                                                --------           --------             --------         --------

Revenues:
  Admissions .......................................          $ 213,776           $ 241,145           $  76,108           $  82,132
  Concessions ......................................             98,354             106,738              35,484              37,626
  Other ............................................              9,060               8,729               3,041               2,884
                                                              ---------           ---------           ---------           ---------
                                                                321,190             356,612             114,633             122,642

Costs of theatre operations:
  Film rentals .....................................            110,974             126,958              42,279              45,359
  Concessions ......................................             17,047              18,125               6,502               6,939
  Theatre operations and
    administrative expenses ........................            171,717             177,419              56,181              58,825
  Depreciation and amortization ....................             14,225              14,301               4,778               5,049
                                                              ---------           ---------           ---------           ---------
                                                                313,963             336,803             109,740             116,172

Loss (gain) on disposition of
  theatre assets ...................................              1,183                (290)                (27)                 70
Corporate expenses .................................              4,166               3,150               1,474                 847
                                                              ---------           ---------           ---------           ---------

Operating earnings .................................              1,878              16,949               3,446               5,553

Investment income (loss), net ......................               (522)              3,345                 106               1,194
Interest expense ...................................               (343)               (449)               (106)               (198)
Gain (loss) on disposition of
  non-operating assets .............................                786              (1,152)                (80)                 (8)
                                                              ---------           ---------           ---------           ---------

Earnings before income taxes .......................              1,799              18,693               3,366               6,541

Income tax expense .................................               (720)             (7,664)             (1,347)             (2,682)
                                                              ---------           ---------           ---------           ---------

Net earnings .......................................          $   1,079           $  11,029           $   2,019           $   3,859
                                                              =========           =========           =========           =========

Earnings per share
  Basic ............................................          $    0.14           $    1.43           $    0.26           $    0.50
                                                              =========           =========           =========           =========
  Diluted ..........................................          $    0.14           $    1.42           $    0.26           $    0.50
                                                              =========           =========           =========           =========

Weighted average shares
 outstanding
  Basic ............................................              7,709               7,735               7,710               7,705
                                                              =========           =========           =========           =========
  Diluted ..........................................              7,760               7,775               7,761               7,754
                                                              =========           =========           =========           =========




See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)

                                                                                       Nine Months
                                                                                      Ended July 31,
                                                                                -------------------------
                                                                                  1998             1997
                                                                                --------         --------
Cash flows from operating activities:
    Net earnings ..........................................................     $  1,079         $ 11,029
    Adjustments to reconcile net earnings to
       net cash provided by operating activities:
          Loss on disposition of theatre assets ...........................          397              862
          Gain on marketable equity securities
            designated as trading .........................................      (10,309)            --
          Depreciation and amortization ...................................       14,225           14,301
          Other non-cash activities .......................................        2,035             --
          Changes in current assets and liabilities:
            Other current assets ..........................................      (12,179)           8,583
            Trade payables ................................................       11,833           16,174
            Other current liabilities .....................................        5,668            9,597
                                                                                --------         --------

Net cash provided by operating activities .................................       12,749           60,546
                                                                                --------         --------

Cash flows from investing activities:
    Capital expenditures ..................................................      (14,790)         (11,579)
    Proceeds from the disposition of theatre assets .......................        6,097              810
    Proceeds from (purchase of) short-term investments ....................       20,014          (28,551)
    Purchase of portfolio investments .....................................      (11,042)          (7,073)
    Incremental investments in international theatre affiliates ...........      (19,063)            --
    Incremental investments in domestic theatre ventures ..................       (1,478)            --
    Other investing activities ............................................         (630)             513
                                                                                --------         --------

Net cash used by investing activities .....................................      (20,892)         (45,880)
                                                                                --------         --------

Cash flows from financing activities:
    Repurchase of common stock ............................................         --             (4,306)
    Other financing activities ............................................         (263)           1,553
                                                                                --------         --------

Net cash used by financing activities .....................................         (263)          (2,753)
                                                                                --------         --------

Net change in cash and cash equivalents ...................................       (8,406)          11,913
Cash and cash equivalents at beginning of period ..........................       30,038           71,745
                                                                                --------         --------

Cash and cash equivalents at end of period ................................     $ 21,632         $ 83,658
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

2.     MARKETABLE EQUITY SECURITIES

       Included in marketable equity securities at July 31, 1998, were $93.2 million in publicly traded shares of an international telecommunications service provider, Global Telesystems Group, Inc. ("GTS"), previously included in portfolio investments at its original cost of $25.2 million at October 31, 1997, and $9.3 million in the shares of an optical and photo service retailer, GrandVision (formerly named GrandOptical Photoservice), previously included in portfolio investments at its original cost of $10.0 million at October 31, 1997. See Note 7 Subsequent Event for changes in the market value of GTS subsequent to July 31, 1998.

       On February 5, 1998, GTS successfully completed an initial public offering of its common stock, and as a result, under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company reclassified this investment from portfolio investments to marketable equity securities and recorded it at its fair value. The GTS shares have been split into two separate classifications within marketable equity securities: $79.24 million (at current value) have been classified as available-for-sale securities, and $13.91 million (at current value) have been classified as trading securities. On the shares classified as available-for sale, a pre-tax unrealized gain for the nine months ended July 31, 1998 of $57.6 million has been recorded in the balance sheet net of tax, but has not been reflected in the statement of operations. The shares classified as trading securities have generated a pre-tax gain for the nine months ended July 31, 1998 of $10.3 million and a pre-tax gain for the third quarter of $1.7 million that has been recognized in the statements of operations within the caption "Investment income (loss), net." The combined gain on the total GTS shares for the nine months ended July 31, 1998 was $68.0 million. The pre-tax gain on the trading securities has been offset in the statements of operations by the estimated incentive compensation on the total $68.0 million gain related to GTS. As described in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, performance based compensation is earned by certain employees based on certain investment events. During the second quarter, the GTS initial public offering gave rise to an accrual for incentive compensation that may increase or decrease depending on the share price of GTS at the time of a sale event, as defined in the GCC Investments, Inc. Incentive Pool Plan (Incentive Pool
       Plan). The Company's 1.8 million shares in GTS were restricted from sale under an underwriter's lock-up agreement until August, 1998, and are subject to certain other trading restrictions under applicable law.

       On April 15, 1998, $5.3 million of GrandVision shares became unrestricted and a further $4.7 million of GrandVision shares have the current restrictions lapse within the next twelve months. As a result, $10.0 million of the GrandVision investment was reclassified from portfolio investments into marketable equity securities (which are classified as available-for-sale securities within this

                               GC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       category). The remaining $1.6 million of GrandVision shares that continue to be restricted for a period that exceeds twelve months are included in the category of portfolio investments. On the GrandVision shares classified as available-for-sale, a pre-tax unrealized holding loss for the nine months ended July 31, 1998 of $0.7 million has been recorded on the Company's balance sheet net of tax, but has not been reflected in the statements of operations.

3.     PORTFOLIO INVESTMENTS

       On February 9, 1998, the Company completed the $11.0 million investment, representing 45.2% of the equity, in a leading provider of fleet management services. Through its proprietary systems and network, the company currently provides services to commercial vehicle operators throughout the United States.


The portfolio investments include the following:


                 (In thousands)                   at July 31, 1998    at October 31, 1997
                                                  ----------------    -------------------
Global TeleSystems Group, Inc. ...............          $  --              $25,195

Financial guaranty insurer ...................           29,200             30,000

German cable television
systems operator .............................           13,368             13,368

Wireless location and two-way
messaging company ............................            7,000              7,000

GrandVision (restricted
shares) ......................................            1,565             11,515

Fleet management services
company ......................................           11,004               --
                                                        -------            -------

Total portfolio investments ..................          $62,137            $87,078
                                                        =======            =======


       All investments, with the exception of the investments in the financial guaranty insurer, the fleet management services company, and GrandVision, are carried at cost less impairment, if any. The Company accounts for its investment in the financial guaranty insurer and the fleet management service provider on the equity basis. A portion of the GrandVision investment is accounted for based on the provisions of SFAS No. 115, since these shares are freely tradeable within the next twelve months. The remaining shares in GrandVision held by the Company, and classified as long term, are restricted from sale for a period in excess of twelve months.

4.     INTERNATIONAL INVESTMENTS
       On July 29, 1998 the Company entered into an agreement to form a 50/50 joint venture with Hoyts Cinema Group creating Hoyts General Cinema South America, a stand-alone theatre circuit which will pursue theatre opportunities in South and Central America. The joint venture will be accounted for by the Company under the equity method. As a result of this venture, assets and liabilities previously presented individually on the consolidated balance sheet have been condensed into the caption "Investments in international theatre affiliates" and previous quarters' results of operations have been condensed into the caption "Investment income (loss), net."

                               GC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     STOCK REPURCHASE
       In December 1997, the Company's Board of Directors authorized the renewal of the Company's program to purchase up to one million shares of its common stock in the open market over the next twelve months. No shares were repurchased during the nine months ended July 31, 1998.

6.     EARNINGS PER SHARE
       In the first quarter of 1998, the Company adopted SFAS No. 128 "Earnings per Share." The following table reconciles the numerators and denominators in the earnings per share calculations. Prior period figures have been restated under the new standard.



                                                         For the Nine                    For the Three
                                                         Months Ended                    Months Ended
(In thousands except per share data)                ----------------------          -----------------------
                                                    7/31/98        7/31/97          7/31/98         7/31/97
                                                    -------        -------          -------         -------
I.    Net earnings(A)                                $1,079        $11,029           $2,019          $3,859

II.   Determination of shares:
      Weighted average number of common
      shares outstanding (B)                          7,709          7,735            7,710           7,705

      Shares issuable on exercise of
      stock options, net of shares
      assumed to be purchased out of
      proceeds at market price                           51             40               51              49
                                                     ------         ------           ------          ------
      Average common shares outstanding
      for diluted computation (C)                     7,760          7,775            7,761           7,754
                                                     ======         ======           ======          ======
III.  Earnings per share:

      Basic EPS (A/B)                                $ 0.14         $ 1.43           $ 0.26          $ 0.50
                                                     ======         ======           ======          ======

      Diluted EPS (A/C)                              $ 0.14         $ 1.42           $ 0.26          $ 0.50
                                                     ======         ======           ======          ======


7.     SUBSEQUENT EVENT

       On September 8, 1998, the market value of the GTS shares was $54.2 million, $39.0 million less than the market value at July 31, 1998.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


  NINE MONTHS ENDED JULY 31, 1998 COMPARED WITH NINE MONTHS ENDED JULY 31, 1997

THEATRE REVENUES - Total revenues decreased 9.9% to $321.2 million in 1998 from $356.6 million in 1997. Lower revenues of $35.4 million were primarily attributable to a 13.9% decrease in patronage partially offset by a 7.1% increase in concession sales per patron and a 3.0% increase in average ticket price. The decrease in patronage was mainly attributable to competitor impacts in certain markets and a reduction in screens, primarily the result of the disposition of theatres in the fourth quarter of 1997. The opening of megaplexes by the Company's competitors have tended to, and are projected to, draw audiences away from certain of the Company's older multiplex theatre locations. The Company operated 1,141 screens at 169 domestic locations at July 31, 1998 compared to 1,168 screens at 185 locations at July 31, 1997. The growth in concession sales per patron was principally due to the continued roll out of new products, increased consumption and certain price increases.

COSTS OF THEATRE OPERATIONS - Costs of theatre operations, including theatre general and administrative expenses, decreased 6.8% for the nine months ended July 31, 1998 to $314.0 million from $336.8 million in the same 1997 period. As a percentage of revenues, costs of theatre operations were 97.7% for the nine month period ended July 31, 1998 compared to 94.4% for the same period in 1997. The percentage increase was principally the result of higher occupancy costs, higher variable labor costs due to an increase in the average hourly rate and lower concession margins due to product mix. These were partially offset by the settlement of certain litigation, which had previously been accrued for, resulting in a credit to the cost of theatre operations of $1.6 million in the third quarter of 1998.

INVESTMENT INCOME (LOSS), NET - The Company recorded a net investment loss of $(0.5) million for the nine months ended July 31, 1998 compared to net investment income of $3.3 million in the same 1997 period. Net investment income for the nine months ended July 31, 1998 included $1.2 million of dividend and interest income offset by a $0.8 million in investment losses relating to the Company's equity method portfolio investments and $1.1 million in losses relating to the Company's proportionate share of losses from its international theatre affiliates. A pre-tax trading gain of $10.3 million on certain GTS securities was substantially offset by the accrual of performance-based compensation of $10.4 million estimated to be earned under the Incentive Pool Plan as a result of the $68.0 million gain created by the GTS initial public offering in February, 1998. The actual amount of performance-based incentive compensation earned with respect to the GTS investment may increase or decrease depending on the share price of this investment at the time of a sale event as defined in the Incentive Pool Plan. During the first nine months of 1997, the Company recorded $3.5 million of dividend and interest income from its short-term investment portfolio. The decline in dividend and interest income was due to a lower cash and short-term investment balance in the first nine months of 1998.


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

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (CONTINUED)


    THREE MONTHS ENDED JULY 31, 1998 VERSUS THREE MONTHS ENDED JULY 31, 1997

THEATRE REVENUES - Total revenues decreased 6.5% to $114.6 million in 1998 from $122.6 million in 1997. Lower revenues of $8.0 million were primarily attributable to an 11.1% decrease in patronage partially offset by a 6.1% increase in concession sales per patron and a 4.3% increase in average ticket price. The decrease in patronage was mainly attributable to competitor impacts in certain of our markets and a reduction in screens, primarily the result of the disposition of theatres in the fourth quarter of 1997. The opening of megaplexes by the Company's competitors have tended to, and are projected to, draw audiences away from certain of the Company's older multiplex theatre locations. The Company operated 1,141 screens at 169 domestic locations at July 31, 1998 compared to 1,168 screens at 185 locations at July 31, 1997. The growth in concession sales per patron was principally due to the continued roll out of new products, increased consumption and certain price increases.

COSTS OF THEATRE OPERATIONS - Costs of theatre operations, including theatre general and administrative expenses, decreased 5.5% for the three months ended July 31, 1998 to $109.7 million from $116.2 million in the same 1997 period. As a percentage of revenues, costs of theatre operations were 95.7% for the 1998 quarter compared to 94.7% for the 1997 quarter. The percentage increase was principally the result of lower patronage on a per screen basis mitigating the leverage of theatre fixed operating costs and higher labor costs due to an increase in the average hourly rate. These were partially offset by the settlement of certain litigation, which had previously been accrued for, resulting in a credit to the cost of theatre operations of $1.6 million in the third quarter of 1998.

INVESTMENT INCOME (LOSS), NET - The Company recorded a net investment income of $0.1 million in the third quarter of 1998 compared to net investment income of $1.2 million in the same 1997 period. Net investment income for the three months ended July 31, 1998 included $0.3 million of dividend and interest income and $0.2 million in losses relating to the Company's proportionate share of losses from its international theatre affiliates. A pre-tax trading gain of $1.7 million on certain GTS securities, was substantially offset by an accrual for performance-based compensation of $1.8 million estimated to be earned under the Incentive Pool Plan as a result of the $68.0 million gain created by the GTS initial public offering in February, 1998. The actual amount of performance-based incentive compensation earned with respect to the GTS investment may increase or decrease depending on the share price of this investment at the time of a sale event as defined in the Incentive Pool Plan. During the same three months of 1997, the Company recorded $1.2 million of dividend and interest income from its short-term investment portfolio. The decline in dividend and interest income was due to a lower cash and short-term investment balances in the third quarter of 1998.

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

DOMESTIC THEATRES

For the nine months ended July 31, 1998, General Cinema Theatres, Inc. ("GCT") opened an 18-screen megaplex near Chicago, Illinois which included the first Premium Cinema offering first-class amenities and state-of-the-art technology. In addition, a 16- screen theatre in Redondo Beach, California was opened as well as a 14-screen theatre in Philadelphia, Pennsylvania; these two new theatres replaced three older units having a total of 13 screens. Also, GCT opened a new 14-screen theatre in Columbia, South Carolina, and added four screens to an existing location in Massachusetts to bring that theatre to a total of 12 screens. During the nine months ended July 31, 1998, seven smaller units were disposed of with a total screen count of 25 screens. As of July 31, 1998, GCT operated 1,141 screens at 169 locations in 24 states compared to 1,168 screens in 185 locations as of July 31, 1997. GCT plans to build an additional 69 screens by the end of calendar 1998.

Capital outflows have been minimized on these projects as a result of an agreement consummated in November 1996 with a major financial institution to provide operating leases for up to $250 million of assets for the Company's domestic theatre expansion program. This agreement expires in November 2001. A receivable due from this financial institution may arise from time to time throughout the year from GCT initially advancing monies for leased assets as the financial institution's agent. On a periodic basis, these advances are reimbursed by the financial institution.

For the nine months ended July 31, 1998, GCT made expenditures of $14.8 million for leasehold improvements, furniture and equipment purchases, and information service related projects including new point-of-sale systems and financial reporting systems. Domestic capital expenditures are expected to approximate $17.0 million during fiscal 1998.

As previously announced, GCT agreed to form a joint venture with The Sundance Group to create Sundance Cinemas, a stand-alone theatre circuit dedicated to the exhibition of the growing number of independent films. The joint venture plans to open state-of-the-art Sundance Cinemas across the country in urban, suburban and college locations, aiming to add substantially to the number of screens dedicated to specialty films. GCT expects to contribute cash to this venture in the fourth quarter of 1998 and anticipates opening its first Sundance theatre in 1999.

On March 11, 1998, the Company announced a joint venture with Cinema Grill to convert several of General Cinema's older theatres into new cinemas offering sit-down dining during the movies. Under this agreement, the joint venture will convert up to three existing General Cinema locations before expanding to further theatres. GCT expects to contribute cash and properties to the venture in the fourth quarter of 1998. The Company anticipates opening its first Cinema Grill theatre in Seattle, Washington by the end of the calendar year.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


INTERNATIONAL THEATRES

During the nine months ended July 31, 1998, General Cinema International, Inc.
(GCI) opened a 10-screen theatre in Mexico and a 12-screen theatre in Argentina. As of July 31, 1998, GCI operated 75 screens at seven locations in Mexico and Argentina compared to 53 screens in five locations as of October 31, 1997. As a result of this international theatre expansion program, advances during the nine months ended July 31, 1998 amounted to $19.1 million. On July 29, 1998, the Company reached an agreement to form a 50/50 joint venture through GCI with Hoyts Cinema Group creating Hoyts General Cinema South America (HGCSA), a stand-alone theatre circuit, which will pursue theatre opportunities in South and Central America. HGCSA plans to build or add an additional 14 screens in Latin America by the end of calendar 1998 and anticipates to have 35 theatres with over 250 screens opened by the end of 1999. International advances are expected to approximate $27.3 million during fiscal 1998.

SHORT-TERM INVESTMENTS ACTIVITY

The Company received proceeds of $20.0 million from the liquidation of certain short-term investments during the nine months ended July 31, 1998.

PORTFOLIO ACTIVITIES

The Company invested $11.0 million in a leading provider of fleet management information services. Through its proprietary systems and network, the company currently provides services to commercial vehicle operators throughout the United States.

SUBSEQUENT EVENT

On September 8, 1998, the market value of the GTS shares was $54.2 million, $39.0 million less than the value at July 31, 1998.

OTHER

The Company has significant lease commitments. Lease payments totaled $66.5 million in fiscal 1997 and lease payments from existing obligations are expected to approximate $70.9 million in fiscal 1998.

In December 1997, the Company's Board of Directors authorized the renewal of the Company's program to repurchase up to one million shares of the Company's common stock over the next twelve months. No shares were repurchased during the nine months ended July 31, 1998.

The Company believes that cash generated from operations, cash and marketable securities of $124.1 million, the $50 million available under the Company's revolving credit agreement, which expires in December 1998 (the Company is currently negotiating an extension to this agreement), and the operating lease arrangement will be sufficient to fund operating requirements, capital expenditures and the Company's investment activities for the foreseeable future.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


YEAR 2000
The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The Company presently believes by either modifying existing software or converting to new software, the Year 2000 issue will not pose significant operational problems and is anticipated to require additional expenditures of $1.5 million in fiscal 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1998, the Company adopted SFAS No. 128, "Earnings per Share". Prior period amounts have been restated in accordance with the new standard. The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income", No. 131, "Disclosures about Segments of an Enterprise and Related Information", and No. 132, "Employees' Disclosures about Pensions and Other PostRetirement Benefits." SFAS No. 130 and 132 are effective for the Company's fiscal 1999 financial statements while SFAS No. 131 will be adopted in fiscal 1998. The effect of adopting these standards is not expected to be material to the Company's financial position or results of operations; however, they all may require additional disclosure.

FORWARD-LOOKING STATEMENTS

From time to time, the Company or its representatives have made or may make forward- looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates", "expects", "will continue", "estimates", "projects", or similar expressions are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases for new megaplex locations, construction risks and delays, the lack of strong film product, the impact of competition, risks associated with international operations, construction risks and delays associated with Sundance Cinemas and Cinema Grill, market and other risks associated with the Company's investment activities and other factors described herein and in the Company's Annual Report included in its Form 10-K.

                                     PART II




Item 4.        Submission of Matters to a Vote of Security Holders.

               The Company did not submit any matters to a vote of security holders during the quarter ended July 31, 1998.


Item 6.        Exhibits and Reports on Form 8-K.

               (a)   EXHIBITS.

                     10.23 Amendment No. 1 to Deferred Compensation Plan for Non-Employee Directors.

                     27.1       Financial data schedule.


               (b) REPORTS ON FORM 8-K.

                     The Company did not file any reports on Form 8-K during the quarter ended July 31, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           GC COMPANIES, INC.



Date: September 14, 1998                   /s/ Richard A. Smith
                                           -------------------------------------
                                           Richard A. Smith
                                           Chairman of the Board of
                                           Directors and Chief Executive
                                           Officer



Date: September 14, 1998                   /s/ G. Gail Edwards
                                           -------------------------------------
                                           G. Gail Edwards
                                           Vice President, Chief Financial
                                           Officer and Treasurer
                                           Principal Accounting Officer