Form 10-K405
period 1998-10-31
GC COMPANIES INC
filed 1999-01-29
CIK 912295

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                         COMMISSION FILE NUMBER 1-12360

                               GC COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                        04-3200876
     (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                         Identification No.)

           27 BOYLSTON STREET
      CHESTNUT HILL, MASSACHUSETTS                                02467
(Address of principal executive offices)                        (Zip Code)


            REGISTRANT'S TELEPHONE NUMBER AND AREA CODE: 617-264-8000


Securities registered pursuant to Section 12(b) of the Act:


                                                         NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                   ON WHICH REGISTERED
----------------------------                            -----------------------

Common Stock, $.01 par value                            New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $217,868,711 on January 15, 1999.

         There were 7,786,522 shares of Common Stock outstanding as of January 15, 1999.

                           -------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's 1998 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Report. Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 5, 1999 are incorporated by reference into Part III of this Report.

                               GC COMPANIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                                TABLE OF CONTENTS



PART I                                                                  PAGE NO.

    Item 1.  Business                                                      4
    Item 2.  Properties                                                    8
    Item 3.  Legal Proceedings                                             9
    Item 4.  Submission of Matters to a Vote of Security Holders           9

PART II

    Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters                                          10
    Item 6.  Selected Financial Data                                      10
    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10
    Item 7a. Quantitative and Qualitative Disclosure about
             Market Risk                                                  10
    Item 8.  Financial Statements and Supplementary Data                  12
    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                          12

PART III

    Item 10. Directors and Executive Officers of the Registrant           12
    Item 11. Executive Compensation                                       13
    Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                               13
    Item 13. Certain Relationships and Related Transactions               13

PART IV

    Item 14. Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                  13

    Signatures                                                            15

                                     PART I


ITEM 1. BUSINESS

GENERAL

GC Companies, Inc. (the "Company") operates a leading motion picture exhibition circuit in the United States under the name "General Cinema Theatres," operates through joint ventures motion picture theatres in South America and Mexico and also manages a pool of the Company's capital for investments. Through its investment operations, the Company invests in businesses which have been, and which may continue to be, unrelated to the Company's theatre business and the broader entertainment industry. INVESTMENTS MADE BY THE COMPANY MAY BE HIGHLY ILLIQUID AND MAY INVOLVE CONSIDERABLE RISK. SEE "GCC INVESTMENTS, INC." BELOW.

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

As of October 31, 1998, the Company operated 150 theatres with a total of 1,045 screens in 24 states. The Company provides convenient and comfortable theatres offering a popular selection of films. Substantially all of the Company's theatres are state-of-the-art facilities, equipped with high-quality sound and projection equipment, and exhibit films on a "first run" basis.

Approximately 83% of the Company's theatres, and approximately 88% of the Company's screens, are located in 30 of the 50 largest Areas of Dominant Influence (television market areas as defined by Arbitron Company) in the United States, with approximately 36% of the Company's theatres and approximately 31% of the Company's screens located in California, Florida and Texas.

From the beginning of fiscal 1988 through the end of fiscal 1998, the Company increased its average number of screens per theatre from 4.3 to 6.9. All of the Company's theatres are multi-screen theatres, and approximately 83% of the Company's screens are located in theatres having 6 to 18 screens. The Company expects to continue to increase the average number of screens per theatre in its circuit by selectively closing or selling less productive theatres which generally have fewer screens, by building theatres with more screens per theatre, and by adding screens to existing theatres. Since November 1, 1991, the Company has opened 26 new theatres with an average of 9.3 screens each. In addition, the Company has opened its first "Premium Cinema" which is an upscale movie-going experience with features such as large leather seats, a bistro menu of appetizers, valet parking and an elegant lounge. Key factors which the Company considers in selecting new theatre sites are demographic trends derived from statistical sources, distance from competitive theatres, and accessibility and proximity to retail and other entertainment and dining areas. The Company expects to concentrate future commitments for new theatres in the Northeast and Midwest.

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

FILM LICENSING

Consistent with industry practice, and in part required by consent decrees to which certain film distributors are parties, distributors generally license films to exhibitors on a screen-by-screen basis. Film licenses are obtained by negotiating directly with film distributors.

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

The Company's business is dependent upon the availability of motion pictures that have substantial popular appeal. There are fewer than ten major distributors which provide a substantial portion of quality first run movies to the exhibition industry. Historically, and during fiscal 1998, less than 20% of the Company's total annual box office receipts have been attributable to the films of any single distributor. From year to year, however, the Company's revenues attributable to individual distributors may vary significantly depending upon the commercial success of each distributor's films. The Company believes that its relationships with each of the major distributors generally are good.

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

CONCESSIONS

The Company owns and operates the concession stands in all of its theatres. Concession sales are the second largest source of revenue for the Company after box office receipts and contribute significantly to the Company's earnings. Concession items consist primarily of popcorn, soft drinks and candy. The Company is continuing its efforts to increase concession sales through optimizing product mix, introducing new products such as brand name fast foods, coffee and other beverages, novelty items and film-related merchandise, offering bulk candy snacks, training staff to cross- sell products, and making efficient use of concession facilities and staff. In addition, the introduction of cafes and the expansion of game rooms in our theatres is also contributing to increased sales. The Company's strategy emphasizes prominent and appealing concession counters designed for rapid service, efficiency, and optimal merchandising of concession items.

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

Industry participants vary substantially in size, from small independent operators of a single theatre with a single screen to large national chains of multi-screen theatres. All compete aggressively with the Company for films, patrons and theatre locations. The Company competes directly with its largest competitors in most of the geographic areas in which it operates. In recent years, construction of megaplex theatres has occurred in the industry which has resulted in significant additions to the total industry screen count. Since these new screens are being added at a faster rate than the increase in total industry demand, the Company anticipates intense competition for domestic box office receipts.

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

INTERNATIONAL

Effective July 1, 1998, the Company entered into an agreement to form a 50/50 joint venture with Hoyts Cinema Group creating Hoyts General Cinema South America (HGCSA), a stand-alone theatre circuit which will pursue theatre opportunities in South America. As of October 31, 1998, HGCSA operated three theatre units with 34 screens in Argentina, four theatres with 25 screens in Chile and a joint venture that operates one theatre unit with six screens in Uruguay. The Company also operates, through its acquisition in 1997 of fifty percent of the common stock of a company, five theatre units with 55 screens in Mexico as of October 31, 1998. Key factors which are considered in selecting new theatre sites are demographic trends derived from statistical sources, distance from competitive theatres and accessibility and proximity to retail and other entertainment and dining areas.

Substantially all of the Company's theatres in South America and Mexico, are state-of-the-art multi-screen facilities, equipped with high quality sound and projection equipment and exhibit films on a "first-run" basis. Multi-screen theatres enable the joint ventures to present a variety of films appealing to diverse segments of the movie-going public while serving patrons from common support facilities such as concession stands, box office and sales outlets. This strategy enhances attendance, increases the utilization of theatre capacity and promotes operating efficiencies. Staggered scheduling of movie starting times minimizes staffing requirements for auditorium entry and exit and parking areas. Multi-screen theatres also provide flexibility in determining the length of time that a film will run and the size of the auditorium in which it will be shown.

As the Company expands internationally, it becomes subject to regulation of foreign governments. There are significant differences between the theatrical exhibition industry regulatory environment in the United States and international markets. Regulatory barriers affecting such matters as the size of the theatres, the issuance of licenses and the ownership of land may restrict market entry. The Company's international operations also face the additional risks of fluctuating currency values. The Company does not hedge against the currency risks. Quota systems used by some countries to protect their domestic film industry may adversely affect revenues from theatres that the Company develops in such markets. Such differences in industry structure and regulatory and trade practices may adversely affect the Company's ability to expand internationally or to operate at a profit following such expansion.

GENERAL

EMPLOYEES

At October 31, 1998, the Company had approximately 988 full-time and 5,088 part-time theatre employees. The number of part-time employees generally increases during the summer and holiday seasons in keeping with the seasonal nature of the motion picture exhibition business.

Approximately 5.8% of the Company's employees are represented by the International Alliance of Theatrical Stage Employees and Motion Picture Machine Operators. The Company believes that its relationships with this union and with its employees generally are good.

GCC INVESTMENTS, INC.

Through GCC Investments, Inc., the Company invests in companies which have been, and which may continue to be, engaged in businesses which are unrelated to the Company's theatre business and the broader entertainment industry. These investment operations are conducted by a team of investment professionals who evaluate investment opportunities, negotiate and structure the terms of each investment, monitor the Company's investments and, as designees of the Company, and serves as members of the boards of directors of such companies. To date, the Company has financed its investments with existing cash balances. The Company may use cash generated by theatre operations, sales of existing investments or borrowings under its line of credit, in addition to cash then on hand, to finance future investments.

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

INVESTMENTS MADE BY THE COMPANY MAY BE HIGHLY ILLIQUID AND MAY INVOLVE CONSIDERABLE RISK. BECAUSE OF THE COMPANY'S DESIRE TO MAXIMIZE RETURNS FROM ITS INVESTMENT OPERATIONS, CURRENT INCOME CONSTITUTES A LOW STRATEGIC PRIORITY. THERE CAN BE NO ASSURANCE THAT THE COMPANY'S INVESTMENT OPERATIONS WILL MAKE A CONTRIBUTION TO THE COMPANY'S EARNINGS IN THE FORESEEABLE FUTURE. THE COMPANY'S INVESTMENT OPERATIONS MAY REDUCE THE COMPANY'S EARNINGS OR CAUSE THE COMPANY TO INCUR LOSSES. FOR INFORMATION CONCERNING THE INVESTMENTS MADE BY THE COMPANY, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND NOTES 2, 4, 6 AND 17 TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE CONTAINED IN THE COMPANY'S 1998 ANNUAL REPORT TO STOCKHOLDERS AND INCORPORATED HEREIN BY REFERENCE.

RELATIONSHIP WITH HARCOURT GENERAL, INC.

Harcourt General provides certain corporate services to the Company in consideration of a fee based on Harcourt General's costs. Harcourt General's Chairman and Chief Executive Officer also serves as Chairman and Chief Executive Officer of the Company, and one of Harcourt's Presidents and Co-Chief Operating Officers serves as President and Chief Operating Officer of the Company. The fees payable to Harcourt General have been, and will continue to be, subject to the approval of the Company's Special Review Committee, a committee of the Board of Directors consisting solely of directors who are not affiliated with Harcourt General. The fees paid or accrued by the Company for management and other corporate services were $0.5 million, $0.5 million, and $1.1 million, respectively, for fiscal years 1998, 1997, and 1996.

In addition, substantially all of the theatre leases to which the Company is a party are guaranteed by Harcourt General. Pursuant to a Reimbursement and Security Agreement entered into between the Company and Harcourt General at the time of the Spinoff, the Company has agreed to reimburse Harcourt General for all liabilities, if any, which may be incurred by Harcourt General after the Spinoff in connection with the theatre leases, and has pledged all of the stock of its theatre subsidiaries to Harcourt General as security for such agreement. The Company also agreed to maintain certain financial and operating covenants designed to minimize Harcourt General's exposure with respect to the theatre leases. Principally due to the charge described in Note 3 of the Company's Annual Report to the Stockholders and incorporated herein by reference, waivers of these financial covenants were obtained, and new covenants and fees were established by Harcourt General resulting in an amendment and restatement of the Reimbursement and Security Agreement. In consideration of Harcourt General's continuing guarantees of the theatre leases, the Company pays Harcourt General a guarantor's fee measured as a percentage of the present value of all amounts owing under the theatre leases for which Harcourt General has potential liability. The guarantor's fees paid by the Company to Harcourt General for fiscal years 1998, 1997 and 1996 were approximately $230,000, $250,000, and $271,000, respectively. Harcourt General has not guaranteed any theatre leases entered into by the Company following the Spinoff.

Although Harcourt General has no equity ownership in the Company, Richard A. Smith and certain members of his family (the "Smith Family Group") beneficially own approximately 29.21% of the outstanding shares of Common Stock of the Company and approximately 27.82% of the outstanding equity securities of Harcourt General. In addition, Richard A. Smith, the Chairman and Chief Executive Officer of Harcourt General, serves as the Chairman and Chief Executive Officer of the Company. Robert A. Smith, one of the Presidents and Co-Chief Operating Officers of Harcourt General, serves as the President and Chief Operating Officer of the Company. For additional information concerning the stock ownership by the Smith Family Group, reference may be made to the Proxy Statement for the Company's 1999 Annual Meeting (the "Proxy Statement").

ITEM 2. PROPERTIES

DOMESTIC

As of October 31, 1998, the Company operated 150 domestic theatres in 24 states, with approximately 36% of the Company's domestic theatres and approximately 31% of the Company's domestic screens located in California, Florida and Texas. As of such date, virtually all of the Company's theatres were operated pursuant to leases. The Company's theatre leases are generally entered into on a long-term basis with terms (including options) ranging from 15 to 40 years. Theatre leases typically provide for rent based on box office receipts subject to an annual minimum rental. The Company also is usually obligated to pay taxes, utilities, common area maintenance costs and certain other expenses related to its leased theatres.

The Company's corporate, theatre and investment headquarters are located in Chestnut Hill, Massachusetts, a suburb of Boston. The Company also has regional theatre offices in Boston, Chicago, and Los Angeles. Corporate headquarters' functions include overall administration, accounting and management of the Company and all investment operations. Theatre headquarters' functions include administration with respect to theatre operations, finance, human resources, information services, marketing, real estate development and strategic planning. Regional office functions include film licensing and theatre management with respect to particular geographic areas. The Company subleases its corporate and theatre headquarters from Harcourt General and leases its regional offices.

For additional information regarding the Company's lease obligations, see Notes 9 and 14 to the Consolidated Financial Statements contained in the Company's 1998 Annual Report to Stockholders and incorporated herein by reference.

INTERNATIONAL

As of October 31, 1998, the Company operates through its joint venture in South America, three theatre units with 34 screens in Argentina, four theatre units with 25 screens in Chile and through a joint venture that operates a theatre unit with six screens in Uruguay. In addition, through a joint venture in Mexico, the Company operates five theatre units with a total of 55 screens as of October 31, 1998. Virtually all of the international theatres were operated pursuant to leases. The theatre leases are generally entered into on a long-term basis with terms (including options) ranging from 10 to 30 years. The theatre leases typically provide for rent based on box office receipts subject to an annual minimal rental and typically will require for the payment of taxes, utilities, common area maintenance and certain other expenses related to the leased theatre.

The South American joint venture has a corporate office in Buenos Aires, Argentina and regional theatre offices in Santiago, Chile and Buenos Aires, Argentina. The corporate office functions include overall administration, accounting and management of the joint venture operations. The regional offices' functions include administration with respect to theatre operations, finance, human resources, information services, marketing, real estate development, film licensing and theatre management with respect to particular geographic areas.

The Mexican joint venture has an administrative office in Mexico City, Mexico. The office functions include administration with respect to theatre operations, accounting, human resources, information services, marketing, real estate development and film licensing.

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

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock trades on the New York Stock Exchange under the symbol "GCX." The high and low sales prices for the Common Stock on the New York Stock Exchange for the past two fiscal years were as follows:


                 FISCAL 1998:
                                                     HIGH                 LOW
                                                     ----                 ---

                 First Quarter                      $47.94              $41.06
                 Second Quarter                     $53.00              $45.75
                 Third Quarter                      $52.63              $46.00
                 Fourth Quarter                     $49.75              $36.00

                 FISCAL 1997:
                                                     HIGH                 LOW
                                                     ----                 ---

                 First Quarter                      $37.13              $33.50
                 Second Quarter                     $40.38              $35.50
                 Third Quarter                      $46.00              $39.88
                 Fourth Quarter                     $44.00              $39.00


At January 15, 1999, there were 3,069 record holders of Common Stock.


DIVIDEND POLICY

The Company has not paid and has no current plans to pay cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its theatre business and investment operations.

ITEM 6.  SELECTED FINANCIAL DATA

The response to this Item is contained in the Company's 1998 Annual Report to Stockholders under the caption "Selected Financial Data" on page 3 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this Item is contained in the Company's 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 10 and is incorporated herein by reference.

ITEM 7a  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

GC Companies, as discussed in the description of its business, operates in six major reported segments. The first four operate the domestic motion picture exhibition market. The fifth operates through equity method investees in the Mexican and South American motion picture exhibition markets. The sixth segment operates as a venture capital arm making investments in a variety of companies in several industries. Disclosures under this heading address risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk-sensitive instruments.

The domestic motion picture segment is subject primarily to interest rate risks. It bears this risk in two specific ways. First, the Company borrows money under its revolving credit facility to fund its operating needs. At October 31, 1998, the Company had outstanding borrowings of $16.8 million, carrying a variable interest rate, which was 8% on that date. The Company's exposure related to variable interest resides in the earnings and cash flow implications caused by changes in interest rates. However, a 100 basis point change in the variable rate of interest paid by the Company on its outstanding borrowings under its revolving credit facility would not have a significant impact on either the earnings or cash flows of the Company. The second component of interest rate risk relates to amounts earned on the Company's short-term investments of excess cash. Such risk affects fair values, earnings and cash flows. The short-term investment portfolio consists primarily of high grade fixed income investments such as commercial paper, certificates of deposits, corporate debt securities and U.S. Government securities and had an average balance of $1.9 million over the past year. The relatively small size of the portfolio has led the Company to believe that it is not subject to market fluctuations that would materially impact its financial condition.

Operations in Mexico and South America are undertaken through equity method investees. Fluctuations in the market value of the underlying equity are not reported for financial purposes nor can a sensitivity analysis be performed relative to the market risk of the underlying equity. Because these investments are in Mexico and South America and because the operations of each of these entities are conducted utilizing local currencies, the Company's earnings are exposed to foreign currency exchange rate changes. In particular, because of the classification of Mexico as a hyper-inflationary economy, foreign exchange gains or losses attributable to net monetary assets or liabilities in the Mexican operations directly impact equity earnings in Mexico. Using the October 31, 1998 net monetary asset (liability) position of the Company's Mexican investment, a 10% negative movement in the peso exchange rate would have a $259,000 impact on the consolidated earnings of the Company. Such market risk relative to exchange fluctuations does not exist in the Company's South American locations since these operate in non hyper-inflationary environments.

The Company does not consider its cash flows to be currently exposed to exchange rate risk because it has no current intention of repatriating earnings from these Mexican and South American locations.

The Company's venture capital portfolio is primarily exposed to risks arising from changes in equity prices. Such portfolio has been segmented into three categories. The first category includes those securities that have been classified as trading. A portion of the Company's holding in Global TeleSystems Group, Inc. ("GTS") is included therein. This security is subject to considerable market risk due to its volatility. In February, 1998, GTS successfully completed an initial public offering of its common stock at $20 per share. Since that point in time, the shares have traded as high as $64.25 and as low as $22.09. At October 31, 1998, the GTS shares closed at $40.06. Currently, 260,000 shares of GTS are classified by the Company as trading securities. A 20% fluctuation in the value of these securities from the October 31, 1998 price, would impact pre-tax earnings and total assets by $2.1 million.

The second category of investments held in the portfolio relate to those marketable equity securities classified as "available-for-sale." Two holdings are classified herein: the remainder of the Company's investment in GTS and its investment in an optical and photo service provider, GrandVision. The market volatility of the GTS stock has been described above. GrandVision shares, during 1998, have traded as high as 266.97ff and as low as 122.24ff. As of October 31, 1998, the GrandVision shares closed at 143.52ff. Equity market fluctuations, without taking into account the impact of fluctuations in the French franc vis-a-vis the US dollar, can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 20% fluctuation in the value of the above-mentioned securities would either reduce or increase total assets by $14.2 million. A 10% fluctuation in the value of the French franc vs. the US dollar (holding the value of the underlying equity security constant) could reduce or increase total assets by $0.9 million.

The final category of securities in the Company's venture capital portfolio include a number of holdings in non-publicly traded companies. The Company values these at either cost less impairment (if any) or under the equity method of accounting. Equity method investees are specifically excluded from the scope of this disclosure. Non-public investees where the Company owns less than a 20% stake are also subject to fluctuations in value, but their current illiquidity reduces their exposure to pure market risk.

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

RICHARD A. SMITH - 74

Chairman and Chief Executive Officer of the Company since 1993 President of the Company from 1993 until November 1995; Chairman of Harcourt General, Inc. ("Harcourt General") and of The Neiman Marcus Group, Inc., a majority owned subsidiary of Harcourt General, ("NMG"); Chief Executive Officer of Harcourt General and of NMG (until December 3, 1998) since January 15, 1997 and prior to December 1991; Director of NMG. Mr. Smith is the father of Robert A. Smith, President and Chief Operating Officer of the Company, and the father-in-law of John G. Berylson, Senior Vice President and Chief Investment Officer of the Company.

ROBERT A. SMITH - 39

President and Chief Operating Officer of the Company since November 1995; President and Co-Chief Operating Officer of Harcourt General since January 1997; Chief Executive Officer of NMG since December 3, 1998; President and Chief Operating Officer prior thereto; Group Vice President of Harcourt General and of NMG prior thereto; Director of Harcourt General and NMG. Mr. Smith is the son of Richard A. Smith, Chairman and Chief Executive Officer of the Company, and the brother-in-law of John G. Berylson, Senior Vice President and Chief Investment Officer of the Company.

PAUL R. DEL ROSSI - 56

Chairman of General Cinema Theatres, Inc. since November 1997; President and Chief Executive Officer of General Cinema Theatres, Inc. from 1993 to November 1997; President of General Cinema Theatres, Inc., a subsidiary of Harcourt General, prior to the Spinoff since 1983; Director of The DeWolfe Companies, Inc.

JOHN G. BERYLSON - 45

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

WILLIAM B. DOEREN - 52

President of General Cinema Theatres, Inc. since November 1997; Executive Vice President and Chief Operating Officer of General Cinema Theatres, Inc. from October 1995 to November 1997; Chief Executive Officer of MGM International Cinemas from January 1993 until August 1995; Senior Vice President and Chief Operating Officer of AMC Entertainment Inc. prior thereto.

G. GAIL EDWARDS - 43

Vice President and Chief Financial Officer of the Company since July 1996; Vice President and Chief Financial Officer of Delaware North Companies, Incorporated, a private holding company, prior thereto.

PHILIP J. SZABLA - 44

Vice President, General Counsel and Secretary of the Company since December 1996; Member of the law firm of Albrecht, Maguire, Heffern & Gregg, P.C. prior thereto.

LOUIS E. CASAVANT - 43

Vice President and Corporate Controller of the Company since December, 1998 and Corporate Controller prior thereto; Controller of Finast Supermarkets from 1994 to 1997; Controller of Childcraft, Inc. from 1992 to 1994.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(A)(1) FINANCIAL STATEMENTS

The documents listed below which are contained in the Company's 1998 Annual Report to Stockholders are incorporated by reference into this Item 14 and into
Item 8 hereof:

         Consolidated Balance Sheets - October 31, 1998 and 1997.

         Consolidated Statements of Operations for the fiscal years ended October 31, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1998, 1997 and 1996.

         Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1998, 1997 and 1996.

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

14(B) REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended October 31, 1998.

14(C) EXHIBITS

See Item 14(a)(3) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: JANUARY 26, 1999                  GC COMPANIES, INC.


                                         By: /s/ Richard A. Smith
                                             -----------------------------------
                                             Richard A. Smith, Chairman and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.


   SIGNATURE                              TITLE                    DATE
   ---------                              -----                    ----


PRINCIPAL EXECUTIVE OFFICER:


/s/ Richard A. Smith                 Chairman and              January 26, 1999
-----------------------------------  Chief Executive Officer
Richard A. Smith


PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER


/s/ G. Gail Edwards                  Vice President,           January 26, 1999
-----------------------------------  Chief Financial Officer
G. Gail Edwards                      and Treasurer



DIRECTORS:


/s/ William L. Brown                                           January 26, 1999
-----------------------------------
William L. Brown



/s/ Peter C. Read                                              January 26, 1999
------------------------------------
Peter C. Read



/s/ Richard A. Smith                                           January 26, 1999
-----------------------------------
Richard A. Smith



/s/ Leonard A. Schlesinger                                     January 26, 1999
-----------------------------------
Leonard A. Schlesinger



/s/ Francis E. Sutherby                                        January 26, 1999
-----------------------------------
Francis E. Sutherby

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

10.9 GC Companies, Inc, Supplemental Executive Retirement Plan, effective December 1, 1993, incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form 10, as amended.

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

10.20* Amended and Restated Employment Agreement between Paul R. Del Rossi and the Company, dated as of November 1, 1997 incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

10.21* GC Companies, Inc. Deferred Compensation Plan for Non-Employee Directors, Effective May 1, 1997.

10.22* First Amendment to GCC Investments, Inc. Incentive Pool Plan incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

10.23* Amendment No. 1 to the GC Companies, Inc. Deferred Compensation Plan for Non-Employee Directors, dated as of May 1, 1998, incorporated herein by reference to Exhibit 10-23 to the Company's Quarterly Report on form 10-Q for the quarter ended July 31, 1998.

10.24 Revolving Credit Agreement dated as of January 26, 1999 among GC Companies, Inc., BancBoston Robertson Stephens Inc., The Bank of Nova Scotia and BankBoston, N.A.

10.25 Amended and Restated Reimbursement and Security Agreement dated as of January 26, 1999 between Harcourt General, Inc. and GC Companies, Inc.

11.1     Statement regarding computation of per share earnings.

13.1 1998 Annual Report to Stockholders (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference into this Annual Report on Form 10- K).

21.1     Subsidiaries of the Company.

23.1     Consent of Deloitte & Touche LLP.

27.1     Financial Data Schedule


-----------
*   Exhibits filed pursuant to Item 14(c) of Form 10-K.