Form 10-Q
period 1999-01-31
GC COMPANIES INC
filed 1999-03-17
CIK 912295

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



         For the Quarter Ended                  JANUARY 31, 1999
                               -------------------------------------------------

         Commission File Number                     1-12360
                               -------------------------------------------------

                               GC COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                           04-3200876
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



27 Boylston Street, Chestnut Hill, MA                                   02467
(Address of principal executive offices)                             (Zip Code)




                                  (617)278-5600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  YES  [X]        NO  [ ]



As of March 11, 1999, there were outstanding 7,788,156 shares of the issuer's common stock, $.01 par value.

                               GC COMPANIES, INC.

                                    I N D E X
                                    ---------



Part I.           FINANCIAL INFORMATION                                           PAGE NUMBER

  Item 1.         Condensed Consolidated Balance Sheets as of
                    January 31, 1999 and October 31, 1998                               1

                  Condensed Consolidated Statements of Operations for
                    the Three Months Ended January 31, 1999 and 1998                    2

                  Condensed Consolidated Statements of Cash Flows for
                    the Three Months Ended January 31, 1999 and 1998                    3

                  Notes to Condensed Consolidated Financial Statements                  4

  Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                10

  Item 3.         Quantitative and Qualitative Disclosure About Market Risk            14

Part II.          OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                                     16

Signatures                                                                             17

Exhibit 10.26      GCC Investments, Inc. Incentive Pool Plan Second Amendment          18

Exhibit 27.1       Financial Data Schedule                                             --

                               GC COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands)

                                                   JANUARY 31,     OCTOBER 31,
                                                          1999            1998
                                                   (UNAUDITED)       (AUDITED)
                                                   -----------     -----------

ASSETS
Current assets:
  Cash and cash equivalents                          $ 11,195          2,479
  Short-term investments                                   --         12,989
  Marketable equity securities                        117,899         78,162
  Receivable due from financing institution            21,574         21,735
  Other current assets                                  8,895          7,565
  Income tax receivable                                 7,421         12,618
                                                     --------       --------
    Total current assets                              166,984        135,548

Property and equipment, net                           113,039        112,599

Portfolio investments                                  61,410         61,769
Investment in international theatre affiliates         60,557         59,495
Other assets                                            6,877          6,590
Deferred income taxes                                  13,960         13,960
                                                     --------       --------

                                                     $422,827       $389,961
                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations        $    582       $    639
  Trade payables                                       36,581         32,907
  Liability for early lease terminations               34,751         36,579
  Other current liabilities                            87,115         89,680
  Deferred income taxes                                25,340         11,793
                                                     --------       --------
    Total current liabilities                         184,369        171,598

Long-term liabilities:
  Capital lease obligations                             1,575          1,722
  Other long-term liabilities                          35,979         33,523
  Revolving credit facility                            12,800         16,775
                                                     --------       --------
    Total long-term liabilities                        50,354         52,020

Shareholders' equity:
  Common stock                                             77             77
  Additional paid-in capital                          137,071        137,049
  Accumulated other comprehensive income               41,104         20,782
  Retained earnings                                     9,852          8,435
                                                     --------       --------
     Total shareholders' equity                       188,104        166,343
                                                     --------       --------
                                                     $422,827       $389,961
                                                     ========       ========




See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



(In thousands except for per share amounts)

                                                            ------------------------
                                                              FOR THE THREE MONTHS
                                                                ENDED JANUARY 31,
                                                            ------------------------
                                                              1999            1998

Revenues:
  Admissions                                                $ 68,418        $ 80,805
  Concessions                                                 31,332          36,667
  Other                                                        4,648           3,615
                                                            --------        --------
                                                             104,398         121,087
Costs and expenses:
  Film rentals                                                36,227          43,322
  Concessions                                                  5,934           6,514
  Theatre operations and administrative expenses              58,222          58,512
  Depreciation and amortization                                3,875           4,711
  Loss on impairment or disposition of theatre assets            (98)           (188)
  Corporate expenses                                           1,508           1,272
                                                            --------        --------

Operating earnings (loss)                                     (1,466)          6,568
Investment income (loss), net                                  3,816          (1,146)
Interest expense                                                (380)           (117)
Gain (loss) on disposition of non-operating assets               392            (130)
                                                            --------        --------
Earnings before income taxes                                   2,362           5,175
Income tax expense                                              (945)         (2,070)
                                                            --------        --------
Net earnings                                                $  1,417        $  3,105
                                                            ========        ========

Net earnings per share:
  Basic                                                     $   0.18        $   0.40
                                                            ========        ========
  Diluted                                                   $   0.18        $   0.40
                                                            ========        ========

Weighted average shares outstanding:
  Basic                                                        7,710           7,709
                                                            ========        ========
  Diluted                                                      7,852           7,756
                                                            ========        ========




See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



(In thousands)

                                                                         FOR THE THREE MONTHS
                                                                           ENDED JANUARY 31,
                                                                    ------------------------------
                                                                      1999                  1998
                                                                    -------               --------

Cash flows from operating activities:
    Net earnings                                                    $ 1,417               $  3,105
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
          Depreciation and amortization                               3,875                  4,711
          Equity in losses of theatre affiliates                      1,590                    987
          Loss from portfolio investments                               359                    700
          Gain on marketable equity securities
               designated as trading                                 (5,634)                    --
          (Gain) loss on impairment or disposition
               of theatre assets                                       (294)                   318
          Other non-cash activities                                   2,446                   (200)
          Changes in assets and liabilities:
            Liability for early lease terminations                   (1,828)                    --
            Income tax receivable                                     5,197                     --
            Trade payables                                            3,674                 13,784
            Other current assets and liabilites                      (3,968)                (3,511)
                                                                    -------               --------
    Net cash provided by operating activities                         6,834                 19,894
                                                                    -------               --------

Cash flows from investing activities:
    Capital expenditures                                             (4,928)               (13,037)
    Proceeds from the disposition of theatre assets                     815                  5,073
    Proceeds from the liquidation of
      short-term investments                                         12,989                 14,816
    Advances to international theatre affiliates                     (2,541)                    --
    Other investing activities                                         (306)                (1,969)
                                                                    -------               --------
    Net cash provided by investing activitie                          6,029                  4,883
                                                                    -------               --------

Cash flows from financing activities:
    Decrease in revolving credit facility                            (3,975)                    --
    Other financing activities                                         (172)                    78
                                                                    -------               --------
    Net cash provided (used) by financing activities                 (4,147)                    78
                                                                    -------               --------
    Net increase in cash and cash equivalents                         8,716                 24,855

Cash and cash equivalents at beginning of period                      2,479                 30,038
                                                                    -------               --------

Cash and cash equivalents at end of period                          $11,195               $ 54,893
                                                                    =======               ========


See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

       The condensed consolidated financial statements of GC Companies, Inc. (GCC or the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company's business is seasonal in nature, and historically the results of operations for this period have not been indicative of the results for the full year.

2.     MARKETABLE EQUITY SECURITIES

       At January 31, 1999, marketable equity securities included $109.0 million in publicly traded shares of an international telecommunications service provider, Global Telesystems Group, Inc. ("GTS") and $8.9 million in the shares of an optical and photo service retailer, GrandVision (formerly named GrandOptical-PhotoService).

       The GTS shares have been split into two separate classifications within marketable equity securities: $92.8 million have been classified as available-for-sale securities, and $16.3 million have been classified as trading securities. On the shares classified as available-for- sale, an unrealized holding gain of $71.2 million has been recorded in the balance sheet net of tax, but is not reflected in the consolidated statements of operations because of its stated classification. The shares classified as trading securities have generated an unrealized gain for the three months ended January 31,1999 of $5.9 million that has been recognized in the consolidated statements of operations within the caption "Investment income (loss), net." The Company's 1.8 million shares in GTS are subject to certain other trading restrictions under applicable law.

       The GrandVision shares have generated an unrealized holding loss of $2.7 million which has been recorded on the Company's consolidated balance sheet net of tax, but has not been reflected in the consolidated statements of operations because of the available-for-sale designation.

3.     PORTFOLIO INVESTMENTS

       Included in portfolio investments at January 31, 1999 were a $28.7 million investment in a financial guaranty insurer, an $11.1 million investment in a fleet management services company, a $13.3 million investment in a German cable television systems operator, and an $8.3 million investment in a wireless location and two-way messaging company. As of January 31, 1999, the investments in the German cable television operator and the wireless location and two-way messaging company did not have readily determinable fair value because of a lack of quoted market price and are, therefore, carried at cost less impairment, if applicable. The Company accounts for its investment in the financial guaranty insurer and the fleet management services company on the equity basis. Equity in the losses of these investments for the three months ended January 31, 1999 and 1998 totaled $0.4 million and $0.7 million, respectively, and are included in the consolidated statements of operations under the caption "Investment income (loss), net."

       On December 30, 1998, Kabelmedia, the German cable television systems operator, merged with another company. Kabelmedia shareholders now own 47% of the new company, which has been renamed PrimaCom AG. The Company's ownership in the merged company is approximately 4.3%.

4.     LIABILITY FOR EARLY LEASE TERMINATIONS

       In the fourth quarter of 1998, the Company recorded a charge totaling $39.6 million primarily related to the estimated liability of exiting certain leases. The Company accrued approximately $15.2 million primarily for the estimated cost to exit the leases of those theatres closed during the fourth quarter of 1998 and accrued approximately $24.4 million for the estimated cost to exit certain leases for those theatres management intends on closing in the next twelve months. The Company's reserves established for its leases on properties it intends to close reflect management's best estimate of the potential costs associated with exiting these leases. While the estimates are based on analysis of the facilities, correspondence with the landlords, exploratory discussions with sublessees and market conditions, there has been limited experience to consider in preparing such estimates. The amounts the Company eventually spends could differ materially from the amounts assumed in arriving at the original reserve.

       The Company paid approximately $3.2 million for the costs of exiting leases and other costs through October 31, 1998. In the first quarter of 1999, the Company made cash payments of approximately $1.8 million primarily for the cost of exiting certain leases on units closed during the fourth quarter of 1998. There were no significant changes made to the estimates related to initial costs to exit existing leases of closed facilities or those facilities management intends on closing in the next twelve months.

5.     SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

       The Company adopted Statement of Financial Accounting Standards (SFAS) No. 131 in 1998. Accordingly, it segmented its operations in a manner that reflects how its chief operating decision maker reviews the results of the businesses that make up the consolidated entity. The Company identified six reportable segments - four segments within what the Company considers its domestic theatre operation (which encompasses all theatres in the continental United States); one segment which includes the Company's joint ventures in South America and Mexico; and the final segment which primarily includes all of the activity related to the investment portfolio business and corporate administration. This identification of segments emanates from management's recognition that
       (i) its domestic theatre locations are being operated in different manners given their ultimate strategic importance to the Company; (ii) its South American and Mexican operations are new theatre ventures in markets that are completely dissimilar to the United States market; and
       (iii) its investing activity in a variety of non-theatre related activities is wholly separate from theatre operations. The four operating segments within the domestic operations are core markets, other markets, impaired theatres and other expenses. The core segment represents those markets management defined as its strategic area of operations and includes theatres operating in the Northeast and Midwest. The other market segment includes those theatres outside of the core markets that are profitable and therefore are not defined as impaired. The impaired theatre segment includes all theatres that have been identified as impaired units in accordance with the analysis discussed in Note 3 of the Company's Annual Report. The other expenses column primarily includes the regional and home office administration.

       The Company evaluates both domestic and international theatre performance and allocates resources based on earnings before interest, taxes, depreciation and amortization. Information concerning earnings (loss) before income taxes have also been provided so as to aid in the reconciliation to the consolidated totals. The international theatre segment has been reported in this footnote as if it were a fully-consolidated subsidiary rather than under the equity method as it has been reported in the consolidated financial statements because the chief operating decision maker evaluates operations on this basis. The adjustment column is utilized to return the international theatre segment to the equity method and eliminate intercompany balances.


TOTAL COMPANY
QUARTER ENDED JANUARY 31, 1999
                                   DOMESTIC    INTERNATIONAL     OTHER        SEGMENT                     CONSOLIDATED
(In thousands)                     THEATRES       THEATRES    OPERATIONS       TOTALS      ADJUSTMENTS       TOTALS
                                   --------       --------    ----------      --------     -----------    ------------
Revenues:
     Admissions                    $ 68,418       $ 7,702       $    --       $ 76,120       $ (7,702)      $ 68,418
     Concessions                     31,332         2,641            --         33,973         (2,641)        31,332
     Other                            4,648           424            --          5,072           (424)         4,648
                                   ---------------------------------------------------------------------------------
Total revenues                      104,398        10,767            --        115,165        (10,767)       104,398
                                   ---------------------------------------------------------------------------------
Earnings (loss) before taxes,
  interest, depreciation
  and amortization                    4,363        (1,470)       (1,856)         1,037          1,470          2,507
Net investment income (loss)             37          (193)        5,356          5,200         (1,384)         3,816
Earnings (loss) before income
  taxes                                 818        (3,233)        3,122            707          1,655          2,362


TOTAL COMPANY
QUARTER ENDED JANUARY 31, 1998
                                   DOMESTIC    INTERNATIONAL     OTHER        SEGMENT                     CONSOLIDATED
(In thousands)                     THEATRES       THEATRES    OPERATIONS       TOTALS      ADJUSTMENTS       TOTALS
                                   --------       --------    ----------      --------     -----------    ------------
Revenues:
     Admissions                    $ 80,805       $ 3,533       $    --       $ 84,338       $ (3,533)      $ 80,805
     Concessions                     36,667         1,321            --         37,988         (1,321)        36,667
     Other                            3,615           117            --          3,732           (117)         3,615
                                   ---------------------------------------------------------------------------------
Total revenues                      121,087         4,971            --        126,058         (4,971)       121,087
                                   ---------------------------------------------------------------------------------
Earnings (loss) before taxes
  interest, depreciation
  and amortization                   12,739          (156)       (1,272)        11,311            156         11,467
Net investment loss                     (51)           --          (263)          (314)          (832)        (1,146)
Earnings (loss) before income         7,623          (983)       (1,616)         5,024            151          5,175
  taxes


DOMESTIC THEATRES
QUARTER ENDED JANUARY 31, 1999
                                     CORE          OTHER       IMPAIRED        OTHER         DOMESTIC
(In thousands)                     MARKETS        MARKETS      THEATRES       EXPENSES       THEATRES
                                   --------       -------      --------       --------       --------
Revenues:
     Admissions                    $ 37,805       $16,612       $14,001       $     --       $ 68,418
     Concessions                     16,980         7,644         6,708             --         31,332
     Other                            2,335         1,138         1,175             --          4,648
                                   ------------------------------------------------------------------
Total revenues                       57,120        25,394        21,884             --        104,398
                                   ------------------------------------------------------------------
Earnings (loss) before taxes,
  interest, depreciation
  and amortization                    8,423         2,236          (969)        (5,327)         4,363
Earnings (loss) before income         6,572         1,247        (1,235)        (5,766)           818
  taxes

DOMESTIC THEATRES
QUARTER ENDED JANUARY 31, 1998:
                                     CORE        OTHER       IMPAIRED        OTHER        DOMESTIC
(In thousands)                     MARKETS      MARKETS      THEATRES       EXPENSES      THEATRES
                                   --------     -------      --------       --------      --------
Revenues:
     Admissions                    $41,868      $16,502      $ 22,435       $    --       $ 80,805
     Concessions                    18,320        7,605        10,742            --         36,667
     Other                           1,616          762         1,237            --          3,615
                                   -------      -------      --------       -------       --------
Total revenues                      61,804       24,869        34,414            --        121,087
                                   -------      -------      --------       -------       --------
Earnings (loss) before taxes,
  interest, depreciation
  and amortization                  13,060        4,675           806        (5,802)        12,739
Earnings (loss) before income       11,167        3,613          (664)       (6,493)         7,623
  taxes


        The South American joint venture has obtained debt financing through its local subsidiaries for its theatre expansion program. The joint venture partners provide a several guarantee on the debt facilities in Chile and Argentina. At January 31, 1999, the Company's portion of this guarantee was $6.5 million.

6.      EARNINGS PER SHARE

        The computation of basic and diluted earnings per share is shown below. Basic earnings per share excludes any dilutive effect of options, warrants and convertible securities.


                                                                        FOR THE THREE
                                                                         MONTHS ENDED
                                                                         ------------
        (In thousands except per share data)                          1/31/99     1/31/98
                                                                      -------     -------

        Net earnings (A)                                              $1,417      $3,105
                                                                      ======      ======

        Determination of shares:
          Weighted average number of common shares outstanding (B)     7,710       7,709
          Diluted effect of shares issuable on exercise of stock
            options, net of shares assumed to be purchased out of
            proceeds at market price                                     142          47
                                                                      ------      ------
        Weighted average common shares outstanding for diluted
          computation (C)                                              7,852       7,756
                                                                      ======      ======

        Net earnings per share:
          Basic (A/B)                                                  $0.18       $0.40
          Diluted (A/C)                                                $0.18       $0.40

7.      ACCUMULATED OTHER COMPREHENSIVE INCOME

        The Company adopted SFAS 130 "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The following reflects the activity in the accumulated other comprehensive balance for the first quarter ended January 31, 1999:

                                                                         Accumulated Other
                                                    Unrealized Gains         Comprehensive
         (In thousands except per share data)         on Securities                 Income
                                                    ----------------     -----------------

         Beginning balance                                $20,782               20,782
         Current quarter change                            20,322               20,322
                                                          -------              -------
         Ending balance                                   $41,104              $41,104
                                                          =======              =======


         There was no activity in other comprehensive income for the quarter ended January 31, 1998.

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." SFAS No. 130 was adopted in the first quarter of 1999. SFAS No. 132 will be adopted for the Company's fiscal 1999 year end financial statements. The effect of adopting these two standards is not material to the Company's financial position or results of operations; however, they will require additional disclosure. SFAS No. 133, "Accounting for Derivative Instruments in Hedging Activity" was also recently issued. The Company is not required to implement this standard until fiscal 2000. Its requirements are complex and its scope far-reaching. The Company has not completed its evaluation of the impact of this standard on the financial statements.

         In addition, the Emerging Issues Task Force (EITF) released issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction." Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999. Currently, the Company leases a majority of its new theatres through a leasing arrangement with a financial institution. Unless the Company changes certain elements of its current leasing arrangement, the Company believes that Issue No. 97-10 will require future operating leases under this leasing arrangement to be recorded on its consolidated balance sheet as lease financing arrangements. The American Institute of Certified Public Accountants (AICPA) recently issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activity" which must be adopted by the Company in fiscal 2000. The Company is currently evaluating this standard and anticipates that it will incur a cumulative effect charge of $4 million and $6 million relative to lease costs incurred prior to openings of theatres which were previously allowed to be capitalized and amortized by generally accepted accounting principles.

9.       SUBSEQUENT EVENTS

         On February 22, 1999, GC Companies' German cable television systems operator, PrimaCom AG's (formerly named Kabelmedia), successfully completed an initial public offering of its common stock. PrimaCom AG's stock is currently traded on the German Neuer Markt. As a result, beginning with the second quarter the Company will account for this investment in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

         At January 31, 1999, GCC had an investment of $8.3 million in Teletrac, a wireless location and two-way messaging company. Subsequent to the end of the first quarter, Teletrac announced that it had retained the services of an investment banking firm in its efforts to raise additional capital and to assist in discussions with the holders of Teletrac's senior debt concerning a possible restructuring of that debt. In addition, Teletrac disclosed that if it fails to secure additional capital or alternative sources of liquidity before March 31, 1999, its ability to continue current operations will be in jeopardy. There can be no assurances that Teletrac's efforts to raise additional capital or to restructure its debt will be successful. Based on the above, the Company believes its investment may become impaired, which would result in a charge, up to the full amount of the investment, to the consolidated statement of operations.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

 THREE MONTHS ENDED JANUARY 31, 1999 VERSUS THREE MONTHS ENDED JANUARY 31, 1998
 ------------------------------------------------------------------------------

THEATRE REVENUES - Total revenues decreased 13.8% to $104.4 million in 1999 from $121.1 million in 1998 primarily attributable to a 17.4% decrease in patronage partially offset by a 2.5% increase in concession sales per patron and a 2.6% increase in the average ticket price. The decrease in patronage was mainly attributable to competitor impacts in certain markets, film product that was not as strong as last year when Titanic was at its peak, and a reduction in screens, primarily the result of theatres closed in the fourth quarter of 1998. The opening of megaplexes by the Company's competitors have tended to, and are projected to, draw audiences away from certain of the Company's older multiplex theatre locations. The Company operated domestically 1,074 screens at 147 locations at January 31, 1999 compared to 1,148 screens at 175 locations at January 31, 1998. The growth in concession sales per person was principally due to the continued rollout of new products, increased consumption and certain price increases. The increase in average ticket price was due to increases in certain markets during the quarter.

COSTS OF THEATRE OPERATIONS - Cost of theatre operations (film rentals, concessions, theatre operating and administrative expenses and depreciation and amortization) decreased 7.8% to $104.3 in 1999 from $113.1 last year. As a percentage of revenues, cost of theatre operations was 100% in 1999 compared to 93.3% in 1998 primarily due to higher theatre operating and administrative expenses and lower concession margins due to product mix. Theatre operating and administrative expenses, as a percentage of revenues, were 55.8% in 1999 compared to 48.3% in 1998. The percentage increase was principally due to increased occupancy costs as a result of the Company's operating lease arrangement associated with the five new theatres opened in the quarter, increased advertising and pre-opening expenses incurred with these theatres and costs associated with the start-up of the Sundance Cinema theatres.

INVESTMENT INCOME (LOSS), NET - The Company recorded investment income of $3.8 million in 1999 compared to an investment loss of $1.1 million in 1998. The Company's investment income during the quarter included the unrealized gain on the Global TeleSystems Group, Inc. trading securities of approximately $5.8 million, partially offset by the equity in losses of international theatre affiliates of $1.6 million and the equity losses of other investments of approximately $0.4 million. The investment loss in 1998 was primarily due to equity losses on international theatre affiliates of $0.9 million and equity losses of other investments of $0.7 million, partially offset by dividend and interest income of $0.5 million.

INTEREST EXPENSE - The Company's interest expense increased to $0.4 million in 1999 mainly due to borrowings outstanding during the quarter under the revolving credit facility. There were no borrowings outstanding in the first quarter of 1998.

INCOME TAX EXPENSE - The Company's effective tax rate was 40.0% in 1999, unchanged from 1998.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

DOMESTIC THEATRES

Virtually all of the GCC's revenues are collected in cash, principally through theatre admissions and concession sales. Because revenues are received in cash prior to the payment of related expenses, the Company has an operating float, which partially finances its operations.

For the three months ended January 31, 1999, General Cinema Theatres, Inc. (GCT) opened five new theatres: a 15 screen theatre in Atlanta, Georgia, a 14 screen theatre in Irving, Texas, a 14 screen theatre in Baltimore, Maryland, a 12 screen theatre in Pennsylvania and an 11 screen theatre in Seattle, Washington. Capital outflows have been minimized on these projects as a result of an agreement with a major financial institution to provide operating leases for five theatres! The overall program was designed to provide up to $250 million of funding over five years for the Company's theatre expansion program. Since the inception of this leasing arrangement in 1996, the Company has entered into $76.6 million of operating leases with the financial institution. Availability of this lease arrangement is in part dependent upon the ability of the financial institution to syndicate leases to third party financial institutions. A receivable due from this financial institution may arise from time to time throughout the year from the Company initially advancing monies for leased assets as the financial institution's agent. On a periodic basis, these advances are reimbursed by the financial institution. At January 31, 1999, the Company had an outstanding receivable of $21.6 million.

The Company has significant lease commitments. Lease payments totaled $71.2 million in 1998 and minimum lease payments are anticipated to approximate $63.1 million in 1999.

During the quarter, the Company sold two theatres in Texas, certain land in Indiana as well as miscellaneous assets realizing net proceeds of $0.8 million. During the first quarter of 1999, the Company closed an additional six theatres with 24 screens. Four of the theatres were identified as impaired and the costs associated with the closing of these theatres were provided for in 1998. At January 31, 1999, the Company had an outstanding liability for early lease terminations of $36.6 million. The Company's reserve established for leases on properties it intends to close reflects management's best estimate of the potential cost associated with exiting the existing lease. While the estimates are based on analysis of the facilities, correspondence with the landlords, exploratory discussions with sublessees and market conditions, there has been limited experience to consider in preparing such estimates. The amounts the Company will eventually be obligated for could differ materially from the amounts assumed at arriving at the reserve. This process will continue, and the Company from time to time, may be required to make additional substantial one-time cash outflows. The Company made cash payments of approximately $1.8 million for the cost of exiting certain leases and other costs during the first quarter of 1999.

For the three months ended January 31, 1999, GCT made expenditures of $3.6 million for leasehold improvements, furniture and equipment purchases as well as information services related projects. Domestic capital expenditures are expected to approximate $21.3 million in 1999. In addition, the Company made expenditures of $1.4 million associated with its Sundance Cinema joint venture. GCC anticipates contributing $5.0 million of cash as well as properties to this venture in 1999. The first Sundance theatre is anticipated to open in calendar 1999.

INTERNATIONAL THEATRES

During the three months ended January 31, 1999, the Company opened a 12-screen theatre in Buenos Aires, Argentina through its South American joint venture and added four screens to a theatre in Mexico. The joint venture in South America anticipates opening an additional 73 screens and 6 units by the end of calendar 1999. This theatre expansion program will be financed through debt facilities in Chile and Argentina as well as capital contributed by the partners. During the first quarter of 1999, the Company advanced $1.8 million to the South American joint venture and anticipates advancing $12.0 million during fiscal 1999. The South American joint venture has obtained debt financing through its local subsidiaries for its theatre expansion program. The joint venture partners provide a several guarantee on the debt facilities in Chile and Argentina. At January 31, 1999, the Company's portion of the outstandings under these facilities that it guarantees was approximately $6.5 million.

INVESTMENT PORTFOLIO

On February 22, 1999, GC Companies' German cable television systems operator, PrimaCom AG (formerly named Kabelmedia), successfully completed an initial public offering of its common stock. PrimaCom AG's stock is currently traded on the German Neuer Markt. As a result, beginning with the second quarter the company will account for this investment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

At January 31, 1999, GCC had an investment of $8.3 million in Teletrac, a wireless location and two-way messaging company. Subsequent to the end of the first quarter, Teletrac announced that it had retained the services of an investment banking firm to assist in its efforts to raise additional capital and to assist in discussions with the holders of Teletrac's senior debt concerning a possible restructuring of that debt. In addition, Teletrac disclosed that if it fails to secure additional capital or alternative sources of liquidity before March 31, 1999, it's ability to continue current operations will be in jeopardy. There can be no assurances that Teletrac's efforts to raise additional capital or to restructure the debt will be successful. Based on the above, the Company believes its investment may become impaired, which would result in a charge, up to the full amount of the investment, to the consolidated statement of operations.

OTHER

The Company received proceeds of $13.0 million from the liquidation of certain short-term investments during the quarter. In addition, the Company received an income tax refund during the first quarter of 1999 of $5.2 million.

The Company made net payments of $4.0 million on its outstanding revolving credit facility and paid interest of $0.3 million during the first quarter. The average interest rate for the first quarter was 7.3%.

The Company believes that cash generated from operations, asset sales under agreement, cash and cash equivalents of $11.2 million, amounts available under the Company's revolving credit facility, the operating lease arrangement and the South American joint venture debt agreements will be sufficient to fund operating requirements, capital expenditures and the Company's investment activities for the foreseeable future.

YEAR 2000

The year 2000 issue is primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors leading to a disruption in the operation of such systems. In 1996, the Company developed a strategic plan to update its information systems in order to meet business needs, move away from a mainframe processing environment and create a new system infrastructure. As a result of this plan, several major processing systems were replaced or significantly upgraded during 1997 and 1998, and are, for the most part, Year 2000 compliant, including certain point of sale systems, theatre timekeeping and financial reporting systems. In 1998, the Company established a project team to coordinate existing Year 2000 activities and address remaining Year 2000 issues.

During 1998, the Company developed a plan to devote the necessary resources to identify and modify systems potentially impacted by Year 2000, or implement new systems to become Year 2000 compliant in a timely manner. The Company has completed the identification and assessment portion of its plan and is now focused on remediation or replacement of non-compliant systems. Concurrently with this phase is the testing of new systems prior to implementation. The Company is on track to complete the remediation, testing and implementation of replacement systems by the middle of calendar year 1999. In addition, the Company is in the process of contacting suppliers and vendors seeking information about their internal compliance efforts. The Company's risks involved with not solving the Year 2000 issue include, but are not limited, to the following: loss of local or regional electric power, loss of telecommunication services, delays or cancellations in getting film product, bank errors and computer errors by vendors or our internal systems. The Company is in the process of developing contingency plans for key areas which might be affected by the Year 2000 problem. The Company has the ability to issue theatre tickets manually in the event of a system failure. The total cost of executing this plan is estimated at $2.0 million. The Company's aggregate cost does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. This estimate is based on the Company's current assessment of its Year 2000 compliance needs and is subject to change as the Company proceeds with its compliance efforts.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." SFAS No. 130 was adopted in the first quarter of 1999. SFAS No. 132 will be adopted for the Company's fiscal 1999 year end financial statements. The effect of adopting these two standards is not material to the Company's financial position or results of operations; however, they both have or will require additional disclosure. SFAS No. 133, "Accounting for Derivative Instruments in Hedging Activity" was also recently issued. The Company is not required to implement this standard until fiscal 2000. Its requirements are complex and its scope far-reaching. The Company has not completed its evaluation of the impact of this standard on the financial statements.

In addition, the Emerging Issues Task Force (EITF) released issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction." Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999. Currently, the Company finances a majority of its theatre construction through a leasing arrangement with a financial institution. Unless, the Company changes certain elements of its leasing arrangement, the Company believes that Issue No. 97-10 will require certain of its future operating leases to be recorded on its consolidated balance sheet as lease financing arrangements. The American Institute of Certified Public Accountants (AICPA) recently issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activity" which must be adopted by the Company in fiscal 2000. The Company is currently evaluating this standard and anticipates that it will incur a cumulative effect charge at between $4 million and $6 million relative to lease costs incurred prior to openings of theatres which were previously allowed to be capitalized and amortized by generally accepted accounting principles.

FORWARD-LOOKING STATEMENTS

From time to time, the Company or its representatives have made or may make forward- looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to shareholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "expects," "will continue," "estimates," "projects" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The results contemplated by the Company's forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases for new megaplex locations, construction risks and delays, the lack of strong film product, the impact of competition, risks associated with international operations, construction risks and delays associated with Sundance Cinemas, market and other risks associated with the Company's investment activities and other factors described herein.

                               GC COMPANIES, INC.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


GC Companies operates in six major reported segments. The first four operate the domestic motion picture exhibition market. The fifth operates through equity method investees in the Mexican and South American motion picture exhibition markets. The sixth segment operates as a venture capital arm making investments in a variety of companies in several industries. Disclosures under this heading address risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk-sensitive instruments.

The domestic motion picture segment is subject primarily to interest rate risks. It bears this risk in two specific ways. First, the Company borrows money under its revolving credit facility to fund its operating needs. At January 31, 1999, the Company had outstanding borrowings of $12.8 million, carrying a variable interest rate, which was 7.16% on that date. The Company's exposure related to variable interest resides in the earnings and cash flow implications caused by changes in interest rates. However, a 100 basis point change in the variable rate of interest paid by the Company on its outstanding borrowings under its revolving credit facility would not have a significant impact on either the earnings or cash flows of the Company. The second component of interest rate risk relates to amounts earned on the Company's short-term investments of excess cash. Such risk affects fair values, earnings and cash flows.

Operations in Mexico and South America are undertaken through equity method investees. Fluctuations in the market value of the underlying equity are not reported for financial purposes nor can a sensitivity analysis be performed relative to the market risk of the underlying equity. Because these investments are in Mexico and South America and because the operations of each of these entities are conducted utilizing local currencies, the Company's earnings are exposed to foreign currency exchange rate changes. In particular, because of the classification of Mexico as a hyper-inflationary economy, foreign exchange gains or losses attributable to net monetary assets or liabilities in the Mexican operations directly impact equity earnings in Mexico. Using the January 31, 1999 net monetary asset (liability) position of the Company's Mexican investment, a 10% negative movement in the peso exchange rate would not have a significant impact on the consolidated pre-tax earnings of the Company. Such market risk relative to exchange fluctuations does not exist in the Company's South American locations since these operate in non hyper-inflationary environments.

The Company does not consider its cash flows to be currently exposed to exchange rate risk because it has no current intention of repatriating earnings from these Mexican and South American locations.

The Company's venture capital portfolio is primarily exposed to risks arising from changes in equity prices. Such portfolio has been segmented into three categories. The first category includes those securities that have been classified as trading. A portion of the Company's holding in Global TeleSystems Group, Inc. ("GTS") is included therein. This security is subject to considerable market risk due to its volatility. The GTS shares during the first quarter, have traded as high as $65.75 and as low as $39.75. At January 31, 1999, the GTS shares closed at $62.625. Currently, 260,000 shares of GTS are classified by the Company as trading securities. A 20% fluctuation in the value of these securities from the January 31, 1999 price, would impact pre-tax earnings and total assets by $3.3 million.

The second category of investments held in the portfolio relate to those marketable equity securities classified as "available-for-sale." Two holdings are classified herein: the remainder of the Company's investment in GTS and its investment in an optical and photo service provider, GrandVision. The market volatility of the GTS stock has been described above. GrandVision shares, during the first quarter, have traded as high as 24.80 euros and as low as 15.11 euros. As of January 31, 1998, the GrandVision shares closed at 24.00 euros. Equity market fluctuations, without taking into account the impact of fluctuations in the euro vis-a-vis the US dollar, can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 20% fluctuation in the value of the GrandVision and GTS available-for-sale securities would either reduce or increase total assets by $21.3 million. A 10% fluctuation in the value of the euro vs. the US dollar (holding the value of the underlying equity security constant) could reduce or increase total assets by $0.9 million and impact after tax earnings by $0.5 million.

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

                                     PART II
                                     -------




Item 6.        Exhibits and Reports on Form 8-K.

               (a)   EXHIBITS.

                     10.26 GCC Investments, Inc. Incentive Pool Plan Second Amendment

                     27.1     Financial data schedule.

               (b)   REPORTS ON FORM 8-K.

                     The Company did not file any reports on Form 8-K during the quarter ended January 31, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            GC COMPANIES, INC.



Date: March 17, 1999                        /s/ Richard A. Smith
                                            -------------------------------

                                            Richard A. Smith
                                            Chairman of the Board of
                                            Directors and Chief Executive
                                            Officer



Date: March 17, 1999                        /s/ G. Gail Edwards
                                            -------------------------------

                                            G. Gail Edwards
                                            Vice President, Chief Financial
                                            Officer and Treasurer
                                            Principal Accounting Officer