Form 10-Q
period 1999-04-30
GC COMPANIES INC
filed 1999-06-11
CIK 912295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended        April 30, 1999
                          ------------------------------------------------------

     Commission File Number           12360
                           -----------------------------------------------------



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

                                 (617) 278-5600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  [ X ]        NO  [   ]

As of June 8, 1999, there were outstanding 7,796,351 shares of the issuer's common stock, $.01 par value.

                               GC COMPANIES, INC.

                                      INDEX
                                      -----


                                                                            PAGE
                                                                          NUMBER
PART I.      FINANCIAL INFORMATION

 Item 1.     Condensed Consolidated Balance Sheets as of
             April 30, 1999 and October 31, 1998                             1

             Condensed Consolidated Statements of Operations for
             the Three and Six Months Ended April 30, 1999 and 1998          2

             Condensed Consolidated Statements of Cash Flows for
             the Six Months Ended April 30, 1999 and 1998                    3

             Notes to Condensed Consolidated Financial Statements            4

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            11

 Item 3.     Quantitative and Qualitative Disclosure About Market Risk      17

Part II.     OTHER INFORMATION                                              18

 Item 4.     Submission of Matters to a Vote of Security Holders            18

 Item 6.     Exhibits and Reports on Form 8-K                               18

Signatures                                                                  19

Exhibit 27.1 Financial Data Schedule

                               GC COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                        April 30,
                                                          1999      October 31,
                                                       (Unaudited)     1998
                                                        --------     --------

ASSETS
Current assets:
 Cash and cash equivalents                              $ 10,775     $  2,479
 Short-term investments                                       --       12,989
 Marketable equity securities                            139,674       78,162
 Receivable due from financing institution                31,826       21,735
 Other current assets                                      9,514        7,565
 Income tax receivable                                     8,423       12,618
                                                        --------     --------
   Total current assets                                  200,212      135,548

Property and equipment, net                              111,249      112,599

Portfolio investments                                     39,626       61,769
Investment in international theatre affiliates            59,133       59,495
Other assets                                               7,083        6,590
Deferred income taxes                                     13,960       13,960
                                                        --------     --------
                                                        $431,263     $389,961
                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term obligations            $    596     $    639
 Trade payables                                           36,001       32,907
 Liability for early lease terminations                   32,319       36,579
 Other current liabilities                                82,685       89,680
 Deferred income taxes                                    27,606       11,793
                                                        --------     --------
   Total current liabilities                             179,207      171,598

Long-term liabilities:
 Capital lease obligations                                 1,428        1,722
 Other long-term liabilities                              37,122       33,523
 Revolving credit facility                                25,000       16,775
                                                        --------     --------
   Total long-term liabilities                            63,550       52,020

Shareholders' equity:
 Common stock                                                 78           77
 Additional paid-in capital                              139,786      137,049
 Accumulated other comprehensive income                   44,279       20,782
 Unearned compensation                                    (2,568)          --
 Retained earnings                                         6,931        8,435
                                                        --------     --------
   Total shareholders' equity                            188,506      166,343
                                                        --------     --------
                                                        $431,263     $389,961
                                                        ========     ========


See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands except for per share amounts)



                                                         For The Six Months      For The Three Months
                                                           Ended April 30,         Ended April 30,
                                                           --------------          --------------

Revenues:                                                 1999        1998        1999        1998
                                                          ----        ----        ----        ----

 Admissions                                             $118,128    $137,668    $ 49,710    $ 56,863
 Concessions                                              53,348      62,870      22,016      26,203
 Other                                                     7,138       6,019       2,490       2,404
                                                        --------    --------    --------    --------
                                                         178,614     206,557      74,216      85,470

Costs and expenses:
 Film rentals                                             59,008      68,695      22,781      25,373
 Concessions                                               9,755      10,545       3,821       4,031
 Theatre operations and administrative expenses          111,778     115,536      53,556      57,024
 Depreciation and amortization                             8,019       9,447       4,144       4,736
 Loss (gain) on disposition of theatre assets             (2,132)      1,210      (2,182)      1,022
 Loss on impairment of theatre assets                        500          --         452          --
 Corporate expenses                                        3,120       2,692       1,612       1,420
                                                        --------    --------    --------    --------

Operating loss                                           (11,434)     (1,568)     (9,968)     (8,136)

Equity (losses) gains in theatre affiliates               (2,139)       (796)       (634)        191
Investment income, net                                    11,729         168       6,408         327
Interest expense                                          (1,045)       (237)       (665)       (120)
Gain (loss) on disposition of non-operating assets           383         866          (9)        996
                                                        --------    --------    --------    --------

Loss before income taxes                                  (2,506)     (1,567)     (4,868)     (6,742)

                                                        --------    --------    --------    --------
Income tax benefit                                         1,002         627       1,947       2,697

                                                        --------    --------    --------    --------
Net loss                                                $ (1,504)   $   (940)   $ (2,921)   $ (4,045)
                                                        ========    ========    ========    ========

Net loss per share:
 Basic                                                  $  (0.20)   $  (0.12)   $  (0.38)   $  (0.52)
                                                        ========    ========    ========    ========

 Diluted                                                $  (0.20)   $  (0.12)   $  (0.38)   $  (0.52)
                                                        ========    ========    ========    ========

Weighted average shares outstanding:
 Basic                                                     7,711       7,709       7,712       7,710
                                                        ========    ========    ========    ========

 Diluted                                                   7,711       7,709       7,712       7,710
                                                        ========    ========    ========    ========


See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                         For the Six Months
                                                           Ended April 30,
                                                           ---------------

                                                          1999         1998
                                                          ----         ----

Cash flows from operating activities:
 Net loss                                               $ (1,504)    $   (940)
 Adjustments to reconcile net loss to net
  cash (used) provided by operating activities:
    Depreciation and amortization                          8,019        9,447
    Equity in losses of theatre affiliates                 2,139          796
    Loss from portfolio investments                        8,813          647
    Gain on marketable equity securities
      designated as trading                              (19,859)      (8,619)
    Gain on sale of investment securities                   (614)          --
    (Gain) loss on impairment or disposition
      of theatre assets                                   (2,015)         344
    Other non-cash activities                              3,680         (314)
    Changes in assets and liabilities:
     Liability for early lease terminations               (4,260)          --
     Income tax receivable                                 4,195           --
     Trade payables                                        3,094        6,419
     Other current assets and liabilities                (19,947)      (6,293)
                                                        --------     --------
 Net cash (used) provided by operating activities        (18,259)       1,487
                                                        --------     --------

Cash flows from investing activities:
 Capital expenditures                                    (10,042)     (11,492)
 Proceeds from the disposition of theatre assets           5,295        6,097
 Proceeds from the liquidation of
   short-term investments                                 12,989       20,014
 Proceeds from sale of marketable securities              12,513           --
 Purchase of portfolio investments                            --      (11,042)
 Advances to international theatre affiliates             (1,419)     (13,082)
 Other investing activities                                 (849)        (663)
                                                        --------     --------
 Net cash provided (used) by investing activities         18,487      (10,168)
                                                        --------     --------

Cash flows from financing activities:
 Increase in revolving credit facility                     8,225           --
 Other financing activities                                 (157)        (107)
                                                        --------     --------
 Net cash provided (used) by financing activities          8,068         (107)
                                                        --------     --------
 Net increase (decrease) in cash and
   cash equivalents                                        8,296       (8,788)

Cash and cash equivalents at beginning of period           2,479       30,038
                                                        --------     --------

Cash and cash equivalents at end of period              $ 10,775     $ 21,250
                                                        ========     ========

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements of GC Companies, Inc. (GCC or the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company's business is seasonal in nature, and the results of operations for these periods historically have not been indicative of the results for the full year.

2.   MARKETABLE EQUITY SECURITIES AND PORTFOLIO INVESTMENTS

     As of April 30, 1999, information concerning marketable equity securities and portfolio investments was as follows:



       (In Thousands)                                                                           Change in Net Unrealized Holding
                                                                                                          Gain/(Loss)
                                                                                                          -----------

                                                                Aggregate  Cumulative Gross
                                                                Carrying  Unrealized Holding  Three Months Ended  Six Months Ended
Investment                                 Classification       Value (a)   Gains/(Losses)      April 30, 1999     April 30, 1999
----------                                 --------------       ---------   --------------      --------------     --------------

MARKETABLE EQUITY SECURITIES:
  Global TeleSystems Group, Inc              Trading (b)         $  4,629         $  3,659            $    245           $  1,787
  Global TeleSystems Group, Inc        Available-for-sale (c)      97,943           76,350               5,457             39,797
                                                                 --------         --------            --------           --------
Total Global Telesystems Group, Inc.                              102,572           80,009               5,702             41,584
  PrimaCom AG                                Trading (b)           27,764           14,434              14,434             14,434
  GrandVision                          Available-for-sale (c)       9,338           (2,177)                481                451
                                                                 --------         --------            --------           --------

Total Marketable Equity Securities                                139,674           92,266              20,617             56,469
                                                                 --------         --------            --------           --------

PORTFOLIO INVESTMENTS:
  American Capital Access (d)                                      28,731               --                  --                 --
  Fuelman (d)                                                      10,895               --                  --                 --
  Teletrac                                                             --               --                  --                 --
                                                                 --------         --------            --------           --------

Total Portfolio Investments                                        39,626               --                  --                 --
                                                                 --------         --------            --------           --------

Total Marketable Equity Securities                               $179,300         $ 92,266            $ 20,617           $ 56,469
  and Portfolio Investments                                      ========         ========            ========           ========



(a) Carrying value for marketable equity securities is determined based on the share price of the securities traded on public markets. The carrying value of the non-public portfolio investments is the value under the equity method of accounting.

(b) Unrealized gains or losses on securities classified as trading are recorded in the consolidated statement of operations within the caption "Investment income, net."

(c) Unrealized gains or losses on securities classified as available-for-sale are recorded in the balance sheet net of tax within the shareholders' equity caption "Accumulated other comprehensive income."

(d) These investments are in non-public companies and are accounted for on the equity basis because the Company has a greater than 20% equity interest in each.

     During the second quarter, the Company sold 190,000 of the Global TeleSystems Group, Inc. ("GTS") shares, designated as trading securities, generating net proceeds of $12.5 million and a related pre-tax gain of $0.6 million. The cumulative pre-tax gain recognized in the consolidated statement of operations on these 190,000 shares to the date of sale over the Company's original cost basis was $9.9 million.

     On December 30, 1998, Kabelmedia, the German cable television systems operator, merged with another company. Kabelmedia shareholders now own 47% of the new company, which has been renamed PrimaCom AG ("PrimaCom"). GCC's ownership in the merged company is approximately 4.3%. In February, 1999 PrimaCom successfully completed an initial public offering and is currently traded on the German Neuer Markt under the symbol "PRC." As a result of this public offering, and in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company reclassified this investment from portfolio investments to marketable equity securities and recorded it at its fair value as of April 30, 1999. Within the category of marketable equity securities, the PrimaCom shares have been designated as trading securities.

     Equity in the losses of the investments accounted for on the equity basis is included in the consolidated statements of operations under the caption "Investment income, net" and for the six months ended April 30, 1999 and 1998 were $0.5 million and $0.6 million, respectively. Equity losses on these investments for the current quarter of 1999 were $0.2 million and equity gains were $0.1 million for the same period last year.

     During the second quarter of 1999, Teletrac, in which the Company has invested $8.3 million and which was carried on a cost basis, announced that it had retained the services of an investment banking firm in its efforts to raise additional capital and to assist in discussions with the holders of Teletrac's senior debt concerning a possible restructuring of that debt. In addition, Teletrac disclosed that if it fails to secure additional capital or alternative sources of liquidity, its ability to continue current operations will be in jeopardy. There can be no assurances that Teletrac's efforts to raise additional capital or to restructure its debt will be successful. In addition, on June 9, 1999, Teletrac filed a petition under Chapter 11 of the Bankruptcy Code. Because Teletrac's fund-raising efforts are not expected to yield sufficient new capital at an acceptable valuation, GCC believes its investment has become impaired. As a result, during the second quarter of 1999, the Company recorded a charge of $8.3 million to the consolidated statements of operations under the caption "Investment income, net."


3.   LIABILITY FOR EARLY LEASE TERMINATIONS

     In the fourth quarter of 1998, the Company recorded a charge totaling $39.6 million primarily related to the estimated liability of exiting certain leases for theatres closed in the fourth quarter of 1998 and for theatres management intends on closing in the next twelve months. The Company's reserves established for its leases on properties it intends to close reflect management's best estimate of the potential costs associated with exiting these leases. While the estimates are based on analysis of the facilities, correspondence with the landlords, exploratory discussions with sublessees and market conditions, there has been limited experience to consider in preparing such estimates. The amounts the Company eventually spends could differ materially from the amounts assumed in arriving at the original reserve.

     The activity in the liability for early lease terminations was as follows:


(In Thousands)

BALANCE AT OCTOBER 31, 1998                             $36,579
Activity During Q1:
  Payments made for lease terminations and rent          (1,527)
  Payments made for other closing costs                    (301)

                                                        -------
BALANCE AT JANUARY 31, 1999                              34,751
                                                        -------
Activity During Q2:
  Payments made for lease terminations and rent          (2,797)
  Payments made for other closing costs                    (103)
  Changes in estimate for lease terminations                395
  Changes in estimate for other closing costs                73
                                                        -------

BALANCE AT APRIL 30, 1999                               $32,319
                                                        =======

     During the second quarter of 1999, the Company executed the termination of three leases resulting in cash payments of approximately $2.3 million and an additional $0.5 million of rent payments. These lease terminations resulted in a favorable change in the early lease termination reserve of $0.9 million, which was offset by the recording of an additional accrual of $1.3 million for revisions in the estimated cost to exit the leases of two theatres that were designated as impaired during the fourth quarter of fiscal 1998, resulting in a net change in the reserve of $0.4 million.


4.   SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

     The Company adopted SFAS No. 131 in 1998. Accordingly, it segmented its operations in a manner that reflects how its chief operating decision maker reviews the results of the businesses that make up the consolidated entity. The Company identified six reportable segments - four segments within what the Company considers its domestic theatre operation (which encompasses all theatres in the continental United States); one segment which includes the Company's joint ventures in South America and Mexico; and the final segment which includes all of the activity related to the investment portfolio business and corporate administration. This identification of segments emanates from management's recognition that (i) its domestic theatre locations are being operated in different manners given their ultimate strategic importance to the Company; (ii) its South American and Mexican operations are new theatre ventures in markets that are completely dissimilar to the United States market; and (iii) its investing activity in a variety of non- theatre related activities is wholly separate from theatre operations. The four operating segments within the domestic operations are core markets, other markets, impaired theatres and other expenses. The core segment represents those markets management defined as its strategic area of operations and includes theatres operating in the Northeast and Midwest. The other market segment includes those theatres outside of the core markets that are profitable and therefore are not defined as impaired. The impaired theatre segment includes all theatres that have been identified as impaired units in accordance with the analysis discussed in Note 3 of the Company's Annual Report. The other expenses column includes the regional and home office administration.

     The Company evaluates both domestic and international theatre performance and allocates resources based on current and projected earnings before interest, taxes, depreciation and amortization. Information concerning earnings (loss) before income taxes have also been provided so as to aid in the reconciliation to the consolidated totals. The international theatre segment has been reported in this footnote as if it were a fully-consolidated subsidiary rather than under the equity method as it has been reported in the consolidated financial statements because the Company evaluates operations on this basis. The adjustment column is utilized to return the international theatre segment to the equity method, as the international joint ventures are 50% owned, and eliminate intercompany balances.

                                  TOTAL COMPANY
                                  -------------

(In thousands)


THREE MONTHS ENDED APRIL 30, 1999:            Domestic  International    Other      Segment                Consolidated
                                              Theatres    Theatres     Operations   Totals    Adjustments     Totals
                                              --------    --------     ----------   ------    -----------     ------

Revenues:
  Admissions                                  $ 49,710       $ 10,070    $     --  $ 59,780      $(10,070)     $ 49,710
  Concessions                                   22,016          2,960          --    24,976        (2,960)       22,016
  Other                                          2,490            509          --     2,999          (509)        2,490
                                              --------       --------    --------  --------      --------      --------
Total revenues                                  74,216         13,539          --    87,755       (13,539)       74,216
                                              --------       --------    --------  --------      --------      --------

Earnings (loss) before taxes, interest,
 depreciation and amortization                  (5,696)         1,628      (1,858)   (5,926)       (1,628)       (7,554)
Net investment income                                1             --       6,407     6,408            --         6,408
Earnings (loss) before income taxes             (8,181)          (241)      3,965    (4,457)         (411)       (4,868)

THREE MONTHS ENDED APRIL 30, 1998:            Domestic  International    Other      Segment                Consolidated
                                              Theatres    Theatres     Operations   Totals    Adjustments     Totals
                                              --------    --------     ----------   ------    -----------     ------
Revenues:
  Admissions                                  $ 56,863       $  5,984    $     --  $ 62,847      $ (5,984)     $ 56,863
  Concessions                                   26,203          2,210          --    28,413        (2,210)       26,203
     Other                                       2,404             76          --     2,480           (76)        2,404
                                              --------       --------    --------  --------      --------      --------

Total revenues                                  85,470          8,270          --    93,740        (8,270)       85,470
                                              --------       --------    --------  --------      --------      --------

Earnings (loss) before taxes interest,
 depreciation  and amortization                   (592)           531      (1,786)   (1,847)         (531)       (2,378)
Net investment income (loss)                       (24)            --         351       327            --           327
Earnings (loss) before income taxes             (5,419)          (447)     (1,356)   (7,222)          480        (6,742)

                                DOMESTIC THEATRES
                                -----------------

THREE MONTHS ENDED APRIL 30, 1999:                             Core        Other   Impaired       Other        Domestic
                                                              Markets     Markets  Theatres      Expenses      Theatres
                                                              -------     -------  --------      --------      --------
Revenues:
  Admissions                                                 $ 27,910    $ 12,279  $  9,521      $     --      $ 49,710
  Concessions                                                  12,115       5,505     4,396            --        22,016
  Other                                                         1,133         798       559            --         2,490
                                                             --------    --------  --------      --------      --------
Total revenues                                                 41,158      18,582    14,476            --        74,216
                                                             --------    --------  --------      --------      --------

Earnings (loss) before taxes, interest,
 depreciation and amortization                                  3,039         458    (3,252)       (5,941)       (5,696)
Earnings (loss) before income taxes                             2,202        (665)   (3,777)       (5,941)       (8,181)


THREE MONTHS ENDED APRIL 30, 1998:                             Core        Other   Impaired       Other        Domestic
                                                              Markets     Markets  Theatres      Expenses      Theatres
                                                              -------     -------  --------      --------      --------

Revenues:
  Admissions                                                 $ 29,609    $ 12,395  $ 14,859      $     --      $ 56,863
  Concessions                                                  13,373       5,801     7,029            --        26,203
  Other                                                           981         858       565            --         2,404
                                                             --------    --------  --------      --------      --------
Total revenues                                                 43,963      19,054    22,453            --        85,470
                                                             --------    --------  --------      --------      --------
Earnings (loss) before taxes, interest,
 depreciation and amortization                                  5,965       2,844    (3,520)       (5,881)         (592)
Earnings (loss) before income taxes                             3,393       1,762    (4,693)       (5,881)       (5,419)

                                  TOTAL COMPANY
                                  -------------

SIX MONTHS ENDED APRIL 30, 1999:              Domestic  International    Other      Segment                Consolidated
                                              Theatres    Theatres     Operations   Totals    Adjustments     Totals
                                              --------    --------     ----------   ------    -----------     ------
Revenues:
  Admissions                                  $118,128       $ 17,772    $     --  $135,900      $(17,772)     $118,128
  Concessions                                   53,348          5,601          --    58,949        (5,601)       53,348
  Other                                          7,138            933          --     8,071          (933)        7,138
                                              --------       --------    --------  --------      --------      --------
Total revenues                                 178,614         24,306          --   202,920       (24,306)      178,614
                                              --------       --------    --------  --------      --------      --------

Earnings (loss) before taxes, interest,
 depreciation and amortization                  (1,333)           158      (3,714)   (4,889)         (158)       (5,047)
Net investment income (loss)                        38           (555)     11,691    11,174           555        11,729
Earnings (loss) before income taxes             (7,363)        (3,473)      7,087    (3,749)        1,243        (2,506)

SIX MONTHS ENDED APRIL 30, 1998:              Domestic  International    Other      Segment                Consolidated
                                              Theatres    Theatres     Operations   Totals    Adjustments     Totals
                                              --------    --------     ----------   ------    -----------     ------

Revenues:
  Admissions                                  $137,668       $  9,517    $     --  $147,185      $ (9,517)     $137,668
  Concessions                                   62,870          3,531          --    66,401        (3,531)       62,870
  Other                                          6,019            193          --     6,212          (193)        6,019
                                              --------       --------    --------  --------      --------      --------
Total revenues                                 206,557         13,241          --   219,798       (13,241)      206,557
                                              --------       --------    --------  --------      --------      --------

Earnings (loss) before taxes interest,
 depreciation and amortization                  12,147            375      (3,058)    9,464          (375)        9,089
Net investment income (loss)                       (75)            --         243       168            --           168
Earnings (loss) before income taxes              2,204         (1,430)     (2,817)   (2,043)          476        (1,567)



                                DOMESTIC THEATRES
                                -----------------

SIX MONTHS ENDED APRIL 30, 1999:                               Core        Other   Impaired       Other        Domestic
                                                              Markets     Markets  Theatres      Expenses      Theatres
                                                              -------     -------  --------      --------      --------

Revenues:
  Admissions                                                 $ 65,715    $ 28,891  $ 23,522      $     --      $118,128
  Concessions                                                  29,095      13,149    11,104            --        53,348
  Other                                                         3,468       1,936     1,734            --         7,138
                                                             --------    --------  --------      --------      --------
Total revenues                                                 98,278      43,976    36,360            --       178,614
                                                             --------    --------  --------      --------      --------

Earnings (loss) before taxes, interest,
 depreciation and amortization                                 11,462       2,694    (4,221)      (11,268)       (1,333)
Earnings (loss) before income taxes                             8,774         582    (5,012)      (11,707)       (7,363)


SIX MONTHS ENDED APRIL 30, 1998:                               Core        Other   Impaired       Other        Domestic
                                                              Markets     Markets  Theatres      Expenses      Theatres
                                                              -------     -------  --------      --------      --------


Revenues:
  Admissions                                                 $ 71,477    $ 28,897  $ 37,294      $     --      $137,668
  Concessions                                                  31,693      13,406    17,771            --        62,870
  Other                                                         2,597       1,620     1,802            --         6,019
                                                             --------    --------  --------      --------      --------
Total revenues                                                105,767      43,923    56,867            --       206,557
                                                             --------    --------  --------      --------      --------

Earnings (loss) before taxes, interest,
 depreciation and amortization                                 19,025       7,519    (2,714)      (11,683)       12,147
Earnings (loss) before income taxes                            14,560       5,375    (5,357)      (12,374)        2,204


     The Company's South American joint venture, Hoyts General Cinema South America ("HGCSA") has entered into a $75 million debt financing arrangement with a local bank to fund its operations in Argentina, which is secured by the several guaranty of the joint venture's partners. Availability of this financing beyond $50 million is subject to syndication to third-party financial institutions. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At April 30,1999, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $5.0 million.

     HGCSA has entered into an $18.0 million debt financing arrangement with a local bank to fund its operations in Chile, which is secured by the several guaranty of the partners. The Company is liable for 47.5% of the outstanding borrowings. At April 30, 1999, the Company's portion of the outstanding borrowings under this facility, that it guarantees or indemnifies, was approximately $8.2 million.

5.   EARNINGS PER SHARE

     The computation of basic and diluted earnings per share is shown below. Option awards and contingently returnable shares were excluded from the dilutive share computation because of their anti-dilutive impact on earnings per share. Such shares using the computational guidance totaled, in thousands, 150 and 50 for the six months ended April 30, 1999 and 1998 and 159 and 53 for the three month period then ended.


                                                                                     For The Six           For The Three
                                                                     Reference       Months Ended          Months Ended
                                                                     ---------       ------------          ------------

(In thousands, except per share data)                                             4/30/99    4/30/98    4/30/99    4/30/98
                                                                                  -------    -------    -------    -------

Net loss                                                                 A        $(1,504)   $  (940)   $(2,921)   $(4,045)
Determination of shares:
  Weighted average number of common shares outstanding                   B          7,711      7,709      7,712      7,710
  Diluted effect of contingently returnable shares and
   shares issuable on exercise of stock options, net
   of shares assumed to be purchased out of proceeds at
   market price                                                                        --         --         --         --
Weighted average common shares outstanding for diluted
 computation                                                             C          7,711      7,709      7,712      7,710
Net earnings per share:
  Basic                                                                 A/B       $ (0.20)   $ (0.12)   $ (0.38)   $ (0.52)
  Diluted                                                               A/C       $ (0.20)   $ (0.12)   $ (0.38)   $ (0.52)


6.   ACCUMULATED OTHER COMPREHENSIVE INCOME

     The Company adopted SFAS 130 "Reporting Comprehensive Income," in the first quarter of 1999. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The following reflects the activity in the accumulated other comprehensive income balance, which is comprised solely of the unrealized gain on the marketable equity securities:


(In thousands)         FOR THE SIX MONTHS ENDED   FOR THE THREE MONTHS ENDED

                          4/30/99   4/30/98           4/30/99   4/30/98
                          -------   -------           -------   -------

Beginning balance         $20,782   $    --           $41,104   $    --
Change during period       23,497    29,361             3,175    29,361
                          -------   -------           -------   -------
Ending balance            $44,279   $29,361           $44,279   $29,361
                          =======   =======           =======   =======


7.   UNEARNED COMPENSATION

     The Company's GCC Investments, Inc. Incentive Pool Plan provides for performance-based compensation for certain employees based on certain investment events. A portion of the performance-based compensation is paid in restricted shares, which vest over a period of time subsequent to the investment event. The balance in the unearned compensation represents the unvested portion. Compensation expense related to the restricted shares is charged to the consolidated statement of operations pro-ratably over the vesting period. Such expense totaled approximately $303,000 and $152,000 for the six and three month periods ended April 30, 1999.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post- Retirement Benefits." SFAS No. 132 will be adopted for the Company's fiscal 1999 year end financial statements. The effect of adopting this standard will not be material to the Company's financial position or results of operations; however, it will require additional disclosure. SFAS No. 133, "Accounting for Derivative Instruments in Hedging Activity" was also recently issued.

     The Company is not required to implement this standard until fiscal 2001. Its requirements are complex and its scope far-reaching. The Company has not completed its evaluation of the impact of this standard on the financial statements.

     In addition, the Emerging Issues Task Force (EITF) released Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction." Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999. Currently, the Company leases a majority of its new theatres through a leasing arrangement with a financial institution. The Company anticipates that changes will be made to certain elements of its current leasing arrangement to conform with the requirements of an operating lease under Issue No. 97-10. If the Company is unsuccessful in this endeavor, future operating leases under the current leasing arrangement will be recorded on its consolidated balance sheet as lease financing arrangements. The American Institute of Certified Public Accountants (AICPA) recently issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activity" which must be adopted by the Company in fiscal 2000. The Company is currently evaluating this standard and anticipates that it will incur a cumulative effect charge of between $4 million and $6 million relative to lease costs incurred prior to openings of theatres which were previously allowed to be capitalized and amortized under generally accepted accounting principles.

9.   SUBSEQUENT EVENTS

     On May 12, 1999, the Company invested $10.0 million in MotherNature.com, a leading Web-based retailer of vitamins, supplements and minerals. The Company's investment will be accounted for under the cost method. Subsequent to the close of the second quarter, the Company sold an additional 110,000 shares of GTS. This sale included the remaining 70,000 shares designated as trading securities and 40,000 shares of available-for-sale securities and generated net proceeds of $8.0 million and a realized pre-tax gain in the third quarter of 1999 of approximately $2.9 million. The cumulative pre-tax gain recognized in the consolidated financial statements on these 110,000 shares to the date of sale over the Company's original cost basis was approximately $6.5 million.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


SIX MONTHS ENDED APRIL 30, 1999 VERSUS SIX MONTHS ENDED APRIL 30, 1998
----------------------------------------------------------------------

THEATRE REVENUES - Total revenues decreased 13.5% to $178.6 million for the six months ended April 30, 1999 from $206.6 million for the same period in 1998 primarily attributable to a 17.2% decrease in patronage partially offset by a 3.1% increase in concession sales per patron and a 3.6% increase in the average ticket price. The decrease in patronage was mainly attributable to competitor impacts in certain markets, film product that was not as strong as last year, and a reduction in screens, primarily the result of theatres closed in the last nine months. The opening of megaplexes by the Company's competitors have tended to, and are projected to, draw audiences away from certain of the Company's older multiplex theatre locations. The Company operated domestically 1,059 screens at 142 locations at April 30, 1999 compared to 1,150 screens at 175 locations at April 30, 1998. The growth in concession sales per person was principally due to the continued rollout of new products, increased consumption and certain price increases. The increase in average ticket price was due to increases in certain markets.

COSTS OF THEATRE OPERATIONS - Cost of theatre operations (film rentals, concessions, theatre operating and administrative expenses as well as depreciation and amortization) decreased in absolute value by $15.6 million to $188.6 million for the six months ended April 30, 1999 from $204.2 in the same 1998 period. However, as a percentage of total revenues, the cost of theatre operations increased to 105.6% for the six months ended April 30, 1999 compared to 98.8% for the same period in 1998. This increased percentage of the cost of theatre operations to total revenues for the first six months of the current year compared to the same period in 1998 was primarily due to certain fixed operating costs, pre-opening expenses incurred in the opening of six new theatres in the first six months of this year and lower concession margins. Fixed expenses such as occupancy costs, facility repairs and administrative expenses are compared to a lower revenue amount generated in the current year than the previous year. Occupancy costs have increased as a percentage of total revenues in 1999 compared to the same period in 1998 primarily as a result of the Company's operating lease arrangement associated with new theatres. The average pre-opening costs associated with a new multiplex theatre range from $0.2 million to $0.5 million but may vary depending on several factors including, among other things, number of screens, location of the theatre and additional amenities which may be offered in the theatre such as premium auditoriums and cafes. Lower concession margins are primarily due to the introduction of new products which changes the product mix.

GAIN ON DISPOSITION OF THEATRE ASSETS - During the six months ended April 30, 1999, the Company sold three theatres in Michigan, two theatres in Texas, a theatre in New York and miscellaneous assets generating net proceeds of $4.7 million and a pre-tax gain of $2.1 million.

INVESTMENT INCOME, NET - The Company recorded investment income of $11.7 million for the six months ended April 30, 1999 compared to $0.2 million for the same period in 1998. The Company's investment income for the six months ended April 30, 1999 included the unrealized gain on the PrimaCom trading securities of approximately $14.4 million, the unrealized gain on the GTS trading securities of approximately $6.1 million, and the realized gain on the GTS trading securities sold during the quarter of approximately $0.6 million, partially offset by the impairment charge on the Teletrac investment of $8.3 million and additional incentive performance based compensation related to the investment portfolio of $1.1 million. During the first six months of 1998, the Company recorded an unrealized gain on the GTS trading securities of $8.6 million, $0.9 million of dividend and interest income partially offset by the accrual of performance based compensation related to the investment portfolio of $8.6 million and $0.8 million pre-tax charge to record the Company's share of losses from its equity method investments.

EQUITY LOSS IN THEATRE AFFILIATES - The Company recorded net equity losses in theatre affiliates of $2.1 million for the first six months of 1999 compared to $0.8 million for the same period in 1998. The equity losses primarily result from the Company's international theatre joint ventures and are primarily due to administrative and start-up costs in opening new theatres. In addition, operating results in Chile have been negatively impacted by a soft economic environment.

INTEREST EXPENSE - The Company's interest expense increased to $1.0 million in 1999 mainly due to borrowings outstanding during the quarter under the revolving credit facility. During the same period in 1998, there were no revolving credit balances outstanding.

INCOME TAX EXPENSE - The Company's effective tax rate was 40.0% in 1999, unchanged from 1998.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                                 ---------------

THREE MONTHS ENDED APRIL 30, 1999 VERSUS THREE MONTHS ENDED APRIL 30, 1998
--------------------------------------------------------------------------

THEATRE REVENUES - Total revenues decreased 13.2% to $74.2 million for the three months ended April 30, 1999 from $85.5 million for the same period in 1998 primarily attributable to a 16.9% decrease in patronage partially offset by a 5.2% increase in the average ticket price and a 1.3% increase in concession sales per patron. The decrease in patronage was mainly attributable to competitor impacts in certain markets, film product that was not as strong as last year, and a reduction in screens, primarily the result of theatres closed in the last nine months. The opening of megaplexes by the Company's competitors have tended to, and are projected to, draw audiences away from certain of the Company's older multiplex theatre locations. The Company operated domestically 1,059 screens at 142 locations at April 30, 1999 compared to 1,150 screens at 175 locations at April 30, 1998. The increase in average ticket price was due to increases in certain markets during the quarter.

COSTS OF THEATRE OPERATIONS - Cost of theatre operations (film rentals, concessions, theatre operating and administrative expenses as well as depreciation and amortization) decreased in absolute value by $6.9 million to $84.3 million for the three months ended April 30, 1999 from $91.2 in the same 1998 period. However, as a percentage of total revenues, the cost of theatre operations increased to 113.6% for the quarter ended April 30, 1999 compared to 106.7% for the same 1998 quarter. This increased percentage of the cost of theatre operations to total revenues for the second quarter of 1999 compared to the same period in 1998 was primarily due to certain fixed operating costs, as well as lower concession and film margins. Fixed expenses such as occupancy costs, facility repairs and administrative expenses are compared to a lower revenue amount generated in the current quarter than the same period in the previous year. Occupancy costs have increased as a percentage of total revenues in 1999 compared to the same period in 1998 primarily as a result of the Company's operating lease arrangement associated with new theatres. Lower film margins are due to the mix of film playing in the theatres and the length of time they have been playing since their release date. Lower concession margins are primarily due to the introduction of new products which change the product mix.

GAIN ON DISPOSITION OF THEATRE ASSETS - During the second quarter of 1999, the Company sold three theatres in Michigan, a theatre in New York and certain miscellaneous assets generating net proceeds of $4.5 million and a realized pre-tax gain of $2.2 million.

INVESTMENT INCOME, NET - The Company recorded investment income of $6.4 million in the second quarter of 1999 compared to $0.3 million in the same 1998 period. The Company's investment income for the quarter ended April 30, 1999 included the unrealized gain on the PrimaCom trading securities of approximately $14.4 million, the unrealized gain on the GTS trading securities of approximately $0.2 million, the realized gain on the GTS trading securities sold during the quarter of approximately $0.6 million and other investment income of $0.3 million partially offset by the impairment charge on the Teletrac investment of $8.3 million and additional incentive performance based compensation of $0.8 million. During the second quarter of 1998, the Company recorded an unrealized gain on the GTS trading securities of $8.6 million, $0.3 million of dividend and interest income partially offset by the accrual of performance based compensation related to the investment portfolio of $8.6 million.

EQUITY LOSS IN THEATRE AFFILIATES - The Company recorded net equity losses in theatre affiliates of $0.6 million for the second quarter of 1999 compared to equity earnings of $0.2 million for the same period in 1998. The equity losses in 1999 primarily result from the Company's international theatre joint ventures and are primarily due to administrative and start-up costs in opening new theatres. In addition, operating results in Chile have been negatively impacted by a soft economic environment.

INTEREST EXPENSE - The Company's interest expense increased to $0.7 million in the second quarter of 1999 mainly due to borrowings outstanding during the quarter under the revolving credit facility. During the same period in 1998, there were no revolving credit balances outstanding.

INCOME TAX EXPENSE - The Company's effective tax rate was 40.0% in 1999, unchanged from 1998.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES
                                 ---------------


Virtually all of GCC's revenues are collected in cash, principally through theatre admissions and concession sales. The Company has an operating "float" which partially finances its operations and allows the Company to operate on a negative working capital basis. This "float" exists because admissions and concessions revenues are typically received in cash, while film rentals and concessions costs are ordinarily paid to distributors and vendors generally 30 days after the receipt of box office admissions and concessions revenues. Occasionally, the Company is required to make film advances to distributors. Significant changes to components of the Company's working capital will be discussed in the appropriate sections below.

DOMESTIC THEATRES

For the six months ended April 30, 1999, General Cinema Theatres, Inc. (GCT) opened six new theatres: a 15 screen theatre in Atlanta, Georgia, a 14 screen theatre in Irving, Texas, a 17 screen theatre in Baltimore, Maryland, a 12 screen theatre in Pennsylvania, an 11 screen theatre in Seattle, Washington, a 16 screen theatre in Clifton, New Jersey and a managed unit with a single screen. Aggregate costs, including construction and pre-opening costs paid by the Company in opening these theatres amounted to approximately $5.3 million. The aggregate construction costs paid by the Company for a theatre vary depending on the lease negotiated with the landlord, the number of auditoriums, additional amenities which may be offered at the theatre and the portion of the costs provided by the Company's agreement with a major financial institution to provide operating leases on leasehold improvements and equipment. Capital outflows have been minimized on these projects as a result of this operating lease agreement. The overall operating lease program was designed to provide up to $250 million of funding over five years for the Company's theatre expansion program. Since the inception of this leasing arrangement in 1996, the Company has entered into $83.6 million of operating leases with the financial institution. Availability of this lease arrangement is, in part, dependent upon the ability of the financial institution to syndicate leases to third party financial institutions. The receivable due from a financial institution results from the Company initially advancing monies for leased assets related to new theatres as the financial institution's agent in accordance with its leasing arrangement. On a periodic basis, these advances are reimbursed by the financial institution. At April 30, 1999, the Company had an outstanding receivable of $31.8 million, an increase during the first six months of fiscal 1999 of $10.1 million. This increase is primarily due to monies advanced by the Company for the theatre that opened during the second quarter and the two theatres opening in the third quarter of 1999.

The Company has significant lease commitments. Lease payments totaled $71.2 million in 1998 and minimum lease payments are anticipated to approximate $61.2 million in 1999. Substantially all domestic leases of the Company are noncancellable.

During the first six months of 1999, the Company sold two theatres in Texas, a theatre in New York, three theatres in Michigan and miscellaneous assets realizing net proceeds of $4.7 million. In addition, the Company sold certain non-operating assets, primarily land in Indiana, realizing net proceeds of approximately $0.6 million. The Company closed an additional nine theatres with 36 screens. Seven of the theatres had previously been identified as impaired, and the costs associated with the closing of these theatres were provided for in 1998. At April 30, 1999, the Company had an outstanding liability for early lease terminations of $32.3 million. The Company's reserve established for leases on properties it intends to close reflects management's best estimate of the potential cost associated with exiting the existing lease. While the estimates are based on analysis of the facilities, correspondence with the landlords, exploratory discussions with sublessees and market conditions, there has been limited experience to consider in preparing such estimates. The amounts the Company will eventually be obligated for could differ materially from the amounts assumed at arriving at the reserve. This process will continue, and the Company from time to time, may be required to make additional substantial one-time cash payments in connection with the closing of theatres in the future. The Company made cash payments of approximately $4.7 million for the cost of exiting certain leases and other costs during the six months ended April 30, 1999.

For the six months ended April 30, 1999, GCT made expenditures of $8.1 million for leasehold improvements, furniture and equipment purchases as well as information services related projects. Domestic capital expenditures are expected to approximate $18.3 million in 1999. In addition, the Company made expenditures of $2.0 million associated with its Sundance Cinema joint venture.

GCC anticipates contributing a total of $5.3 million of cash as well as properties to this venture in 1999. The first Sundance theatre is anticipated to open in calendar year 2000.

INTERNATIONAL THEATRES

During the six months ended April 30, 1999, the Company opened a 6-screen theatre in Cordoba, Argentina through its South American joint venture. Hoyts General Cinema South America ("HGCSA") anticipates opening an additional 67 screens and 5 units by the end of calendar year 1999. This theatre expansion program will be financed through debt facilities the joint venture negotiated in Chile and Argentina as well as capital contributed by the partners. During the first six months of 1999, the Company advanced $1.4 million to the South American joint venture and anticipates advancing a total of $8.8 million during fiscal year 1999. The anticipated $8.8 million contribution is required under the joint venture agreement only if sufficient bank financing is not available. HGCSA has obtained debt financing through its local subsidiaries for its theatre expansion program in Chile and Argentina.

HGCSA has entered into a $75 million debt financing arrangement with a local bank to fund its operations in Argentina, which is secured by the several guaranty of the joint venture's partners. Availability of this financing beyond $50 million is subject to syndication to third-party financial institutions. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At April 30,1999, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $5.0 million.

HGCSA has entered into a $18.0 million debt financing arrangement with a local bank to fund its operations in Chile, which is secured by the several guaranty of the partners. The Company is liable for 47.5% of the outstanding borrowings. At April 30, 1999, the Company's portion of the outstanding borrowings under this facility that it guarantees or indemnifies was approximately $8.2 million.

INVESTMENT PORTFOLIO

At April 30, 1999, marketable equity securities were $139.7 million, an increase of $61.5 million from the balance at October 31, 1998 of $78.2 million. The increase in marketable equity securities during the first six months of 1999 was due to the appreciation in value of the Company's investment in GTS of $32.8 million, appreciation in its GrandVision investment of $0.9 million and the Company's PrimaCom AG ("PrimaCom") investment. PrimaCom, formerly named Kabelmedia, completed a successful initial public offering during the second quarter of 1999. As a result of the public offering, and in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company reclassified this investment from portfolio investments to marketable equity securities and recorded its fair value on April 30, 1999 of $27.8 million.

During the second quarter of 1999, the Company sold 190,000 of the GTS shares, designated as trading securities, generating net proceeds of $12.5 million and a related pre-tax gain of $0.6 million. The cumulative pre-tax gain recognized in the consolidated statement of operations on these 190,000 shares to the date of sale over the Company's original cost basis was $9.9 million.

During the second quarter of 1999, Teletrac, in which GCC has invested $8.3 million and which was carried on a cost basis, announced that it had retained the services of an investment banking firm in its efforts to raise additional capital and to assist in discussions with the holders of Teletrac's senior debt concerning a possible restructuring of that debt. In addition, Teletrac disclosed that if it fails to secure additional capital or alternative sources of liquidity, its ability to continue current operations will be in jeopardy. There can be no assurances that Teletrac's efforts to raise additional capital or to restructure its debt will be successful. In addition, on June 9, 1999, Teletrac filed a petition under Chapter 11 of the Bankruptcy Code. Because Teletrac's fund-raising efforts are not expected to yield sufficient new capital at an acceptable valuation, GCC believes its investment has become impaired. As a result, during the second quarter of 1999, the Company recorded a charge of $8.3 million to the consolidated statements of operations under the caption "Investment income, net."

OTHER

The Company received proceeds of $13.0 million from the liquidation of certain short-term investments during the six months ended April 30, 1999. In addition, the Company received an income tax refund during the first six months of 1999 of approximately $5.2 million.

The Company made net borrowings of $8.2 million on its outstanding revolving credit facility and paid interest of $0.8 million during the first six months of 1999. The average interest rate for the first six months of 1999 was 7.0%.

The Company believes that cash generated from operations, asset sales under agreement, cash and cash equivalents of $10.8 million, amounts available under the Company's revolving credit facility, the operating lease arrangement and the South American joint venture debt agreements will be sufficient to fund operating requirements, capital expenditures and the Company's investment activities for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued and SFAS No. 132, "Employers' Disclosures about Pensions and Other PostRetirement Benefits." SFAS No. 132 will be adopted for the Company's fiscal 1999 year end financial statements. The effect of adopting this standard is not material to the Company's financial position or results of operations; however, it will require additional disclosure. SFAS No. 133, "Accounting for Derivative Instruments in Hedging Activity" was also recently issued. The Company is not required to implement this standard until fiscal 2001. Its requirements are complex and its scope far-reaching. The Company has not completed its evaluation of the impact of this standard on the financial statements.

In addition, the Emerging Issues Task Force (EITF) released issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction." Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999. Currently, the Company finances a majority of its theatre construction through a leasing arrangement with a financial institution. The Company anticipates that changes will be made to certain elements of its current leasing arrangement to conform with the requirements of an operating lease under Issue No. 97-10. If the Company is unsuccessful in this endeavor, future operating leases under the current leasing arrangement will be recorded on its consolidated balance sheet as lease financing arrangements. The American Institute of Certified Public Accountants (AICPA) recently issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activity" which must be adopted by the Company in fiscal 2000. The Company is currently evaluating this standard and anticipates that it will incur a cumulative effect charge of between $4 million and $6 million relative to lease costs incurred prior to openings of theatres which were previously allowed to be capitalized and amortized by generally accepted accounting principles.

SUBSEQUENT EVENTS

On May 12, 1999, the Company invested $10.0 million in MotherNature.com, a leading Web-based retailer of vitamins, supplements and minerals. The Company's investment, will be accounted for under the cost method. Subsequent to the close of the second quarter, the Company sold an additional 110,000 shares of GTS, the remaining 70,000 shares designated as trading securities and 40,000 shares of available-for-sale securities, generating net proceeds of $8.0 million and a realized pre-tax gain in the third quarter of 1999 of approximately $2.9 million. The cumulative pre-tax gain recognized in the consolidated statement of operations on these 110,000 shares to the date of sale over the Company's original cost basis was $6.5 million.

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

During 1998, the Company developed a plan to devote the necessary resources to identify and modify systems potentially impacted by Year 2000, or implement new systems to become Year 2000 compliant in a timely manner. The Company has completed the identification and assessment portion of its plan and is now focused on remediation or replacement of non-compliant systems. Concurrently with this phase is the testing of new systems prior to implementation. The Company is on track to complete the remediation, testing and implementation of replacement systems by the late summer of calendar year 1999. In addition, the Company is in the process of contacting suppliers and vendors seeking information about their internal compliance efforts. The Company is in the process of developing contingency plans for key operational areas which might be affected by the Year 2000 problem. Under a worst case scenario, the Company could experience a temporary delay in delivery of film product - in which case, the theatres would continue to exhibit films on hand. Since there are few, if any, new pictures released in January, the Company does not believe that this would have a substantial impact on its business. Additional areas of operation that might be impacted by Year 2000 problems include, but are not limited, to the following: loss of local or regional electric power, loss of telecommunication services, bank error, computer errors by vendors or our internal systems including the box office ticketing systems, and delays in concession deliveries. The Company has the ability to issue theatre tickets manually in the event of a system failure and is working with all its suppliers to ensure it has an adequate inventory of all supplies on hand before December 31, 1999. The total cost of executing this plan is estimated at $2.0 million. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans. This estimate is based on the Company's current assessment of its Year 2000 compliance needs and is subject to change as the Company proceeds with its compliance efforts.

FORWARD-LOOKING STATEMENTS

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to shareholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates", "expects", "will continue", "estimates", "projects", or similar expressions are intended to identify "forward-looking statements". The Company believes that its forward looking statements are within the meaning of the safe harbor provisions of the federal securities laws.

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

The domestic motion picture segment is subject primarily to interest rate risks. It bears this risk in two specific ways. First, the Company borrows money under its revolving credit facility to fund its operating needs. At April 30, 1999, the Company had outstanding borrowings of $25.0 million, carrying a variable interest rate, which was 6.2% on that date. The Company's exposure related to variable interest resides in the earnings and cash flow implications caused by changes in interest rates. However, a 100 basis point change in the variable rate of interest paid by the Company on its outstanding borrowings under its revolving credit facility would not have a significant impact on either the earnings or cash flows of the Company. The second component of interest rate risk relates to amounts earned on the Company's short-term investments of excess cash. Such risk affects fair values, earnings and cash flows.

Operations in Mexico and South America are undertaken through equity method investees. Fluctuations in the market value of the underlying equity are not reported for financial purposes nor can a sensitivity analysis be performed relative to the market risk of the underlying equity. Because these investments are in Mexico and South America and because the operations of each of these entities are conducted utilizing local currencies, the Company's earnings are exposed to foreign currency exchange rate changes. Recently, Mexico's economy was removed from the hyper-inflationary category, and, as a result, gains or losses attributable to net monetary assets or liabilities in the Mexican operations no longer directly impact equity earnings in Mexico. Market risk relative to exchange fluctuations does not exist in the Company's Mexican and South American locations since these currently operate in non hyper-inflationary environments.

The Company does not consider its cash flows to be currently exposed to exchange rate risk because it has no current intention of repatriating earnings from these Mexican and South American locations.

The Company's investment portfolio is primarily exposed to risks arising from changes in equity prices. Such portfolio has been segmented into three categories. The first category includes those securities that have been classified as trading. A portion of the Company's holding in Global TeleSystems Group, Inc. ("GTS") is included therein. This security is subject to considerable market risk due to its volatility. The GTS shares during the first six months of 1999, have traded as high as $74.56 and as low as $39.75. At April 30, 1999, the GTS shares closed at $66.125. At April 30, 1999, 70,000 shares of GTS are classified by the Company as trading securities. Early in the third quarter of 1999, the Company disposed of its remaining investment in the GTS securities designated as trading. In addition, the Company's investment in PrimaCom recently completed a successful initial public offering during the second quarter of 1999. These securities have been designated as trading securities by the Company. PrimaCom's shares, since its initial public offering through April 30, 1999, have traded as high as 40.50 euros and as low as 29.05 euros. At April 30, 1999, the PrimaCom shares closed at 40.50 euros. Equity market fluctuations, without taking into account the impact of fluctuations in the euro vis-a-vis the US dollar, can impact fair values and earnings. A 20% fluctuation in the aggregate value of GTS and PrimaCom trading securities from the April 30, 1999 price would impact pre-tax earnings and total assets by $6.8 million.

The second category of investments held in the portfolio relate to those marketable equity securities classified as "available-for-sale." Two holdings are classified herein: the remainder of the Company's investment in GTS and its investment in an optical and photo service provider, GrandVision. The market volatility of the GTS stock has been described above. GrandVision shares, during the first six months of 1999, have traded as high as 27.20 euros and as low as
15.11 euros. As of April 30, 1998, the GrandVision shares closed at 27.20 euros. Equity market fluctuations, without taking into account the impact of fluctuations in the euro vis-a-vis the US dollar, can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 20% fluctuation in the aggregate value of the GrandVision and GTS available-for-sale securities would either reduce or increase total assets by $22.5 million.

In addition, the PrimaCom and GrandVision securities are traded in euros. A 10% fluctuation in the value of the euro vs. the US dollar (holding the value of the underlying equity securities constant) could impact pre-tax earnings and total assets by $3.9 million.

The final category of securities in the Company's investment portfolio include a number of holdings in non-publicly traded companies. The Company values these at either cost less impairment (if any) or under the equity method of accounting. Equity method investees are specifically excluded from the scope of this disclosure. Non-public investees where the Company owns less than a 20% stake are also subject to fluctuations in value, but their current illiquidity reduces their exposure to pure market risk. During the second quarter, the Company determined its investment in Teletrac, a wireless location and two-way messaging company, had become impaired and recorded a charge of $8.3 million to the consolidated statement of operations.

                                     PART II
                                     -------


Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on March 5, 1999. The following matters were voted upon at the meeting:

          1. Election of the following individual as Class II Director for a term of three years:

             Peter C. Read
             -------------------------------
               For                 6,833,706

               Withheld               14,085

          2. Approval of the Second Amendment to the GCC Investments, Inc. Incentive Pool Plan


               For                 6,788,680

               Against                47,555

               Abstain                11,556

          3. Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1999 fiscal year.


               For                 6,842,409

               Against                 1,878

               Abstain                 3,504

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  EXHIBITS.

               27.1   Financial data schedule.

          (b)  REPORTS ON FORM 8-K.

               The Company did not file any reports on Form 8-K during the quarter ended April 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


    GC COMPANIES, INC.

Date: June 11, 1999            By: /s/ Richard A. Smith
                                   ---------------------------------------------
                                   Name:  Richard A. Smith
                                   Title: Chairman of the Board of Directors and
                                          Chief Executive Officer


Date: June 11, 1999            By: /s/ G. Gail Edwards
                                   ---------------------------------------------
                                   Name:  G. Gail Edwards
                                   Title: Vice President, Chief Financial
                                          Officer and Treasurer Principal
                                          Accounting Officer