Form 10-Q
period 1999-07-31
GC COMPANIES INC
filed 1999-09-13
CIK 912295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended                  JULY 31, 1999
                         -------------------------------------------------

   Commission File Number                      12360
                          ------------------------------------------------


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

  YES [X]         NO [ ]

As of September 9, 1999, there were outstanding 7,796,364 shares of the issuer's common stock, $.01 par value.

                               GC COMPANIES, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

Part I.       FINANCIAL INFORMATION

  Item 1.     Condensed Consolidated Balance Sheets as of
              July 31, 1999 and October 31, 1998                             1

              Condensed Consolidated Statements of Operations for
              the Three and Nine Months Ended July 31, 1999 and 1998         2

              Condensed Consolidated Statements of Cash Flows for
              the Nine Months Ended July 31, 1999 and 1998                   3

              Notes to Condensed Consolidated Financial Statements           4

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           12

  Item 3.     Quantitative and Qualitative Disclosure About Market
              Risk                                                          20

Part II.      OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                              22

Signatures                                                                  23

Exhibit 10.27 Second Amended and Restated Agreement Executed May
              27, 1999 effective as of November 1, 1999 between the
              Company and Paul R. Del Rossi                                 24

Exhibit 27.1  Financial Data Schedule                                       31

                               GC COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                            July 31,
                                                              1999        October 31,
                                                          (Unaudited)        1998
                                                          -----------     -----------

ASSETS
Current assets:
  Cash and cash equivalents                                 $ 10,651        $  2,479
  Short-term investments                                          --          12,989
  Marketable equity securities                               134,103          78,162
  Receivable due from financing institution                   36,731          21,735
  Other current assets                                         6,443           7,565
  Income tax receivable                                           --          12,618
                                                            ------------------------
    Total current assets                                     187,928         135,548

Property and equipment, net                                  112,005         112,599

Portfolio investments                                         54,792          61,769
Investment in international theatre affiliates                61,819          59,495
Other assets                                                   9,839           6,590
Deferred income taxes                                         13,960          13,960
                                                            ------------------------
                                                            $440,343        $389,961
                                                            ------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations               $    611        $    639
  Trade payables                                              38,016          32,907
  Liability for early lease terminations                      28,870          36,579
  Other current liabilities                                   88,790          89,680
  Deferred income taxes                                       25,559          11,793
                                                            ------------------------
    Total current liabilities                                181,846         171,598

Long-term liabilities:
  Capital lease obligations                                    1,281           1,722
  Other long-term liabilities                                 39,518          33,523
  Revolving credit facility                                   28,000          16,775
                                                            ------------------------
    Total long-term liabilities                               68,799          52,020

Shareholders' equity:
  Common stock                                                    78              77
  Additional paid-in capital                                 140,193         137,049
  Accumulated other comprehensive income                      41,133          20,782
  Unearned compensation                                       (2,425)             --
  Retained earnings                                           10,719           8,435
                                                            ------------------------
     Total shareholders' equity                              189,698         166,343
                                                            ------------------------
                                                            $440,343        $389,961
                                                            ------------------------

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands except for per share amounts)

                                                                      For The Three Months              For The Nine Months
                                                                         Ended July 31,                    Ended July 31,
                                                                    -------------------------         -------------------------
                                                                      1999             1998             1999             1998
                                                                    --------         --------         --------         --------

Revenues:
  Admissions                                                        $ 76,255         $ 76,108        $ 194,383         $213,776
  Concessions                                                         35,278           35,484           88,626           98,354
  Other                                                                3,549            3,041           10,687            9,060
                                                                    -----------------------------------------------------------
                                                                     115,082          114,633          293,696          321,190

Costs and expenses:
  Film rentals                                                        43,435           42,279          102,443          110,974
  Concessions                                                          6,621            6,502           16,376           17,047
  Theatre operations and administrative expenses                      59,218           56,181          170,996          171,717
  Depreciation and amortization                                        3,956            4,778           11,975           14,225
  Loss (gain) on disposition of theatre assets                           111              (27)          (2,021)           1,183
  Loss on impairment of theatre assets                                   186               --              686               --
  Corporate expenses                                                   1,465            1,474            4,585            4,166
                                                                    -----------------------------------------------------------

Operating (loss)earnings                                                  90            3,446          (11,344)           1,878

Equity losses in theatre affiliates                                   (1,017)             (78)          (3,156)            (874)
Investment income, net                                                 8,079              184           19,808              352
Interest expense                                                        (678)            (106)          (1,723)            (343)
Gain (loss) on disposition of non-operating assets                      (162)             (80)             221              786
                                                                    -----------------------------------------------------------

Earnings before income taxes                                           6,312            3,366            3,806            1,799

Income tax expense                                                    (2,524)          (1,347)          (1,522)            (720)
                                                                    -----------------------------------------------------------

Net earnings                                                        $  3,788         $  2,019        $   2,284         $  1,079
                                                                    -----------------------------------------------------------
Net earnings per share:
  Basic                                                             $   0.49         $   0.26        $    0.30         $   0.14
                                                                    -----------------------------------------------------------

  Diluted                                                           $   0.49         $   0.26        $    0.30         $   0.14
                                                                    ===========================================================

Weighted average shares outstanding:
  Basic                                                                7,719            7,710            7,714            7,709
                                                                    -----------------------------------------------------------

  Diluted                                                              7,739            7,761            7,731            7,760
                                                                    -----------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                  For the Nine Months
                                                                     Ended July 31,
                                                               -------------------------
                                                                 1999             1998
                                                               --------         --------
Cash flows from operating activities:
    Net earnings                                               $  2,284         $  1,079
    Adjustments to reconcile net earnings to net
     cash (used) provided by operating activities:
          Depreciation and amortization                          11,975           14,225
          Equity in losses of theatre affiliates                  3,156              874
          Loss from portfolio investments                         8,747              647
          Gain on marketable equity securities
               designated as trading                            (24,233)         (10,309)
          Gain on sale of investment securities                  (4,231)              --
          (Gain) loss on impairment or disposition
               of theatre assets                                 (1,556)             397
          Other non-cash activities                               5,847              514
          Changes in assets and liabilities:
            Liability for early lease terminations               (7,709)              --
            Income tax receivable                                12,618               --
            Trade payables                                        5,109           11,833
            Other current assets and liabilities                (16,971)          (6,511)
                                                               -------------------------
    Net cash (used) provided by operating activities             (4,964)          12,749
                                                               -------------------------

Cash flows from investing activities:
    Capital expenditures                                        (14,971)         (14,790)
    Proceeds from the disposition of theatre assets               6,515            6,097
    Proceeds from the liquidation of
      short-term investments                                     12,989           20,014
    Proceeds from sale of marketable securities                  21,457               --
    Purchase of portfolio investments                           (15,554)         (11,042)
    Advances to international theatre affiliates                 (5,213)         (19,063)
    Other investing activities                                   (3,599)          (2,108)
                                                               -------------------------
    Net cash provided (used) by investing activities              1,624          (20,892)
                                                               -------------------------

Cash flows from financing activities:
    Increase in revolving credit facility                        11,225               --
    Other financing activities                                      287             (263)
                                                               -------------------------
    Net cash provided (used) by financing activities             11,512             (263)
                                                               -------------------------
    Net increase (decrease) in cash and
      cash equivalents                                            8,172           (8,406)

Cash and cash equivalents at beginning of period                  2,479           30,038
                                                               -------------------------
Cash and cash equivalents at end of period                     $ 10,651         $ 21,632
                                                               -------------------------

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements of GC Companies, Inc. (GCC or the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current years' presentation. The Company's theatre business is seasonal in nature and the results of its investment operation is subject to a high degree of volatility, accordingly, the results of operations for these periods historically have not been indicative of the results for the full year.

2.   MARKETABLE EQUITY SECURITIES AND PORTFOLIO INVESTMENTS

     As of July 31, 1999, information concerning marketable equity securities and portfolio investments was as follows:


       (In Thousands)                                                                              Change in Net Pre-tax Unrealized
                                                                                                          Holding Gain/(Loss)
                                                                             Cumulative Gross      ---------------------------------
                                                              Aggregate          Pre-tax            Three Months        Nine Months
                                           Accounting         Carrying      Unrealized Holding         Ended               Ended
Investment                               Classification       Value (a)       Gains/(Losses)       July 31, 1999       July 31, 1999
----------                               --------------       ---------     ------------------     -------------       -------------
MARKETABLE EQUITY SECURITIES:
   Global TeleSystems Group, Inc.    Available-for-sale (c)   $ 92,972           $ 71,617             $(4,733)            $33,871
   PrimaCom AG                            Trading (b)           32,179                 --                  --                  --
   GrandVision SA                    Available-for-sale (c)      8,952             (3,062)               (512)                 47
                                                              -------------------------------------------------------------------

Total Marketable Equity Securities                             134,103             68,555              (5,245)             33,918
                                                              -------------------------------------------------------------------

PORTFOLIO INVESTMENTS:
   American Capital Access (d)                                  28,645                 --                  --                  --
   Fuelman (d)                                                  11,047                 --                  --                  --
   Teletrac                                                         --                 --                  --                  --
   MotherNature.com (e)                                         10,000                 --                  --                  --
   El Sitio (e)                                                  5,100                 --                  --                  --
                                                              -------------------------------------------------------------------
Total Portfolio Investments                                     54,792                 --                  --                  --
                                                              -------------------------------------------------------------------

Total Marketable Equity Securities
        and Portfolio Investments                             $188,895           $ 68,555             $(5,245)            $33,918
                                                              ===================================================================

(a) Carrying values for marketable equity securities were determined based on the share price of the securities traded on public markets. The carrying values of the non-public portfolio investments were determined under the equity method of accounting or the cost method of accounting.

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

(d) These investments are in non-public companies and are accounted for on the equity basis because the Company has a greater than

     20% equity interest in each.

(e) These investments are in non-public companies and are accounted for under the cost method.

     On May 12, 1999, the Company invested $10.0 million in MotherNature.com, a leading Web-based retailer of vitamins, supplements and minerals. On July 6, 1999, the Company invested $5.1 million in El Sitio, a leading internet network providing global and country-specific content targeted to Spanish and Portuguese speakers in Latin America. Both of these investments are being accounted for under the cost method.

     In addition, on May 21, 1999, the Company exercised 26,000 GTS stock options at a cost of $0.5 million. These shares have been designated as available-for-sale securities.

     During the third quarter, the Company sold 120,000 shares of the Global TeleSystems Group, Inc. ("GTS") shares, of which 70,000 shares were designated as trading securities and 50,000 shares were designated as available-for-sale, generating net proceeds of $8.9 million and a related pre-tax gain of $3.6 million. The cumulative pre-tax gain recognized in the consolidated statement of operations on these 120,000 shares to the date of sale over the Company's original cost basis was $7.3 million.

     Through the first nine months of fiscal 1999, the Company has sold 310,000 of the GTS shares, of which 260,000 were designated as trading securities and 50,000 shares were designated as available-for-sale, generating net proceeds of $21.5 million and a related pre-tax gain of $4.2 million. The cumulative pre-tax gain recognized in the consolidated statement of operations on these 310,000 shares to the date of sale over the Company's original cost basis was $17.2 million.

     On July 21, 1999, GTS effected a 2 for 1 stock split. This split has increased the number of shares held in GTS as of July 31, 1999 to approximately 3.0 million shares.

     Equity in the gains of the investments accounted for on the equity basis are included in the consolidated statements of operations under the caption "Investment income, net" and for the current quarter of 1999 were $0.1 million, and there were no equity gains or losses for the three months ended July 31, 1998. Equity losses on these investments for the nine months ended July 31, 1999 and 1998 were $0.5 million and $0.8 million, respectively.

     During the second quarter of 1999, Teletrac, in which the Company has invested $8.3 million and which was carried on the cost basis, announced that it had retained the services of an investment banking firm in its efforts to raise additional capital and to assist in discussions with the holders of Teletrac's senior debt concerning a possible restructuring of that debt. In addition, Teletrac disclosed that if it failed to secure additional capital or alternative sources of liquidity, its ability to continue current operations would be in jeopardy. On June 9, 1999, Teletrac filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. Because Teletrac's fund-raising efforts were not expected to yield sufficient new capital at an acceptable valuation, GCC believed its investment had become impaired. As a result, during the second quarter of 1999, the Company recorded a charge of $8.3 million to the consolidated statements of operations under the caption "Investment income, net" to write-off its entire interest in Teletrac.

3.   LIABILITY FOR EARLY LEASE TERMINATIONS

     In the fourth quarter of 1998, the Company recorded a charge totaling $39.6 million primarily related to the estimated liability of exiting certain leases for theatres closed in the fourth quarter of 1998 and for theatres that management intends on closing in the next twelve months. The Company's reserves established for its leases on properties it intends to close reflect management's best estimate of the potential costs associated with exiting these leases. While the estimates are based on analysis of the facilities, correspondence with the landlords, exploratory discussions with sublessees and market conditions, there has been limited experience to consider in preparing such estimates. The amounts the Company eventually spends could differ materially from the amounts assumed in arriving at the original reserve.

    The activity during 1999 in the liability for early lease terminations was as follows:

         (In Thousands)

         Balance at October 31, 1998                               $36,579
         ---------------------------
         Activity During Q1:
              Payments made for lease terminations and rent         (1,527)
              Payments made for other closing costs                   (301)
                                                                   -------

         Balance at January 31, 1999                                34,751
         ---------------------------
         Activity During Q2:
              Payments made for lease terminations and rent         (2,797)
              Payments made for other closing costs                   (103)
              Changes in estimate for lease terminations               395
              Changes in estimate for other closing costs               73
                                                                   -------

         Balance at April 30, 1999                                 $32,319
         -------------------------                                 -------
         Activity During Q3:
              Payments made for lease terminations and rent         (3,051)
              Payments made for other closing costs                   (580)
              Changes in estimate for lease terminations               182
                                                                   -------
         Balance at July 31, 1999                                  $28,870
                                                                   =======

    During the third quarter of 1999, the Company executed the termination of four leases resulting in cash payments of approximately $2.7 million and paid $0.4 million of rent payments from this reserve. These lease termination payments were $0.2 million in excess of the reserve established for these locations. The Company executed the termination of eleven leases resulting in payments of approximately $6.0 million and paid $1.8 million of rent payments for the nine months ended July 31, 1999. These lease termination payments included $1.3 million of payments for leases that had not been previously reserved, offset by $0.7 million of savings that were realized when payments for lease terminations were less than what had been reserved for in the fourth quarter of 1998.

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

                                  TOTAL COMPANY

(In thousands)

THREE MONTHS ENDED JULY 31, 1999:               Domestic    International      Other        Segment                    Consolidated
                                                Theatres      Theatres      Operations      Totals      Adjustments       Totals
                                                --------    -------------   ----------      -------     -----------    ------------

Revenues:
     Admissions                                 $ 76,255       $10,557            --       $ 86,812      $(10,557)       $ 76,255
     Concessions                                  35,278         3,392            --         38,670        (3,392)         35,278
     Other                                         3,549           691            --          4,240          (691)          3,549
                                                ---------------------------------------------------------------------------------
Total revenues                                   115,082        14,640            --        129,722       (14,640)        115,082
                                                ---------------------------------------------------------------------------------

Earnings (loss) before taxes, interest,
  depreciation and amortization                    5,854         1,176        (1,511)         5,519        (1,176)          4,343
Net investment income                                 --           255         8,079          8,334          (255)          8,079
Earnings (loss) before income taxes                1,559        (2,105)        5,792          5,246         1,066           6,312

THREE MONTHS ENDED JULY 31, 1998:               Domestic    International      Other        Segment                    Consolidated
                                                Theatres      Theatres      Operations      Totals      Adjustments       Totals
                                                --------    -------------   ----------      -------     -----------    ------------


Revenues:
     Admissions                                 $ 76,108       $ 4,819            --       $ 80,927      $ (4,819)       $ 76,108
     Concessions                                  35,484         1,933            --         37,417        (1,933)         35,484
     Other                                         3,041           175            --          3,216          (175)          3,041
                                                ---------------------------------------------------------------------------------

Total revenues                                   114,633         6,927            --        121,560        (6,927)        114,633
                                                ---------------------------------------------------------------------------------

Earnings (loss) before taxes interest,
  depreciation  and amortization                   9,942           759        (1,745)         8,956          (759)          8,197
Net investment income                                  1            --           183            184            --             184
Earnings (loss) before income taxes                5,084          (132)       (1,516)         3,436           (70)          3,366



                                DOMESTIC THEATRES

THREE MONTHS ENDED JULY 31, 1999:                                                                                      Total
                                                               Core          Other        Impaired      Other         Domestic
                                                              Markets       Markets       Theatres     Expenses       Theatres
                                                              -------       -------       --------     --------       --------
Revenues:
     Admissions                                               $44,725       $12,972       $ 18,558          --        $ 76,255
     Concessions                                               20,159         6,545          8,574          --          35,278
     Other                                                      1,676           623          1,250          --           3,549
                                                              ----------------------------------------------------------------
Total revenues                                                 66,560        20,140         28,382          --         115,082
                                                              ----------------------------------------------------------------

Earnings (loss) before taxes, interest,
  depreciation and amortization                                 9,141         2,850           (634)     (5,503)          5,854
Earnings (loss) before income taxes                             6,038         1,913           (889)     (5,503)          1,559

THREE MONTHS ENDED JULY 31, 1998:                                                                                      Total
                                                               Core          Other        Impaired      Other         Domestic
                                                              Markets       Markets       Theatres     Expenses       Theatres
                                                              -------       -------       --------     --------       --------
Revenues:
     Admissions                                               $39,589       $16,168       $ 20,351          --        $ 76,108
     Concessions                                               17,707         7,598         10,179          --          35,484
     Other                                                      1,274           881            886          --           3,041
                                                              ----------------------------------------------------------------
Total revenues                                                 58,570        24,647         31,416          --         114,633
                                                              ----------------------------------------------------------------

Earnings (loss) before taxes, interest,
  depreciation and amortization                                10,285         4,771            473      (5,587)          9,942
Earnings (loss) before income taxes                             7,595         3,753           (677)     (5,587)          5,084

                                  TOTAL COMPANY

NINE MONTHS ENDED JULY 31, 1999:
                                                Domestic    International      Other        Segment                    Consolidated
                                                Theatres      Theatres      Operations      Totals      Adjustments       Totals
                                                --------    -------------   ----------      -------     -----------    ------------

Revenues:
     Admissions                                 $194,383       $28,328            --       $222,711      $(28,328)       $194,383
     Concessions                                  88,626         8,992            --         97,618        (8,992)         88,626
     Other                                        10,687         1,629            --         12,316        (1,629)         10,687
                                                ---------------------------------------------------------------------------------
Total revenues                                   293,696        38,949            --        332,645       (38,949)        293,696
                                                ---------------------------------------------------------------------------------

Earnings (loss) before taxes, interest,
  depreciation and amortization                    4,762         1,334        (5,466)           630        (1,334)           (704)
Net investment income                                 38          (300)       19,770         19,508           300          19,808
Earnings  before income taxes                     (5,804)       (5,578)       12,879          1,497         2,309           3,806



NINE MONTHS ENDED JULY 31, 1998:
                                                Domestic    International      Other        Segment                    Consolidated
                                                Theatres      Theatres      Operations      Totals      Adjustments       Totals
                                                --------    -------------   ----------      -------     -----------    ------------

Revenues:

     Admissions                                  213,776        14,336              -       228,112       (14,336)        213,776
     Concessions                                  98,354         5,464              -       103,818        (5,464)         98,354
     Other                                         9,060           368              -         9,428          (368)          9,060
                                                 --------------------------------------------------------------------------------
Total revenues                                   321,190        20,168              -       341,358       (20,168)        321,190
                                                 --------------------------------------------------------------------------------

Earnings (loss) before taxes interest,
  depreciation and amortization                   22,086         1,134         (4,800)       18,420        (1,134)         17,286
Net investment income (loss)                         (74)            0            426           352             0             352
Earnings before income taxes                       7,286        (1,562)        (4,331)        1,393           406           1,799

                                DOMESTIC THEATRES

NINE MONTHS ENDED JULY 31, 1999:
                                                                                                         Total
                                                 Core          Other        Impaired      Other         Domestic
                                                Markets       Markets       Theatres     Expenses       Theatres
                                                -------       -------       --------     --------       --------
Revenues:
     Admissions                                 $110,439      $41,863        $42,081          --        $194,383
     Concessions                                  49,255       19,694         19,677          --          88,626
     Other                                         5,144        2,559          2,984          --          10,687
                                                ----------------------------------------------------------------
Total revenues                                   164,838       64,116         64,742          --         293,696
                                                ----------------------------------------------------------------

Earnings (loss) before taxes, interest,
  depreciation and amortization                   20,253        5,723         (4,690)    (16,524)          4,762
Earnings (loss) before income taxes               13,504        2,675         (5,459)    (16,524)         (5,804)


NINE MONTHS ENDED JULY 31, 1998:
                                                                                                         Total
                                                 Core          Other        Impaired      Other         Domestic
                                                Markets       Markets       Theatres     Expenses       Theatres
                                                -------       -------       --------     --------       --------
Revenues:
     Admissions                                 111,066       45,065         57,645           --         213,776
     Concessions                                 49,400       21,004         27,950           --          98,354
     Other                                        3,871        2,501          2,688           --           9,060
                                                ----------------------------------------------------------------
Total revenues                                  164,337       68,570         88,283           --         321,190
                                                ----------------------------------------------------------------

Earnings (loss) before taxes, interest,
  depreciation and amortization                  28,869       12,425         (2,318)     (16,890)         22,086
Earnings (loss) before income taxes              21,093        9,286         (6,203)     (16,890)          7,286


    The Company's South American joint venture, Hoyts General Cinema South America ("HGCSA") has entered into a $75 million debt financing arrangement with major financial institutions to fund its operations in Argentina, which is secured by the several guaranty of the joint venture's partners. Availability of this financing beyond $50 million is subject to syndication to third-party financial institutions. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At July 31, 1999, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $6.3 million.

    HGCSA has entered into an $19.0 million debt financing arrangement with a major financial institution to fund its operations in Chile, which is secured by the several guaranty of the partners. The Company is liable for 50% of the outstanding borrowings. At July 31, 1999, the Company's portion of the outstanding borrowings under this facility, that it guarantees or indemnifies, was approximately $8.4 million.

5.  EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is shown below. Basic earnings per share excludes any dilutive effect of options, warrants and convertible securities.

                                                                                          For The Nine            For The Three
                                                                        Reference         Months Ended             Months Ended
                                                                        ---------       ------------------      --------------------
    (In thousands, except per share data)                                               7/31/99    7/31/98      7/31/99     7/31/989
                                                                                        -------    -------      -------     --------

    Net earnings                                                            A            $2,284     $1,079       $3,788      $2,019
    Determination of shares:
        Weighted average number of common shares outstanding                B             7,714      7,709        7,719       7,710
        Diluted effect of contingently returnable shares and
        shares issuable on exercise of stock options, net of
        shares assumed to be purchased out of proceeds at
        market price                                                                         17         51           20          51
    Weighted average common shares outstanding for diluted
        computation                                                         C             7,731      7,760        7,739       7,761
    Net earnings per share:
        Basic                                                              A/B            $0.30      $0.14        $0.49       $0.26
        Diluted                                                            A/C            $0.30      $0.14        $0.49       $0.26


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

    (In thousands)                                                          For the Nine Months Ended     For the Three Months Ended
                                                                            -------------------------     --------------------------

                                                                               7/31/99       7/31/98         7/31/99        7/31/98
                                                                               -------       -------         -------        -------

    Beginning balance                                                          $20,782       $    --         $44,279        $29,361
    Gain realized on marketable equity securities sold during period            (1,568)           --          (1,568)            --
    Unrealized gain on securities acquired during the period                       673            --             673             --
    Change in value of marketable equity securities held during period          21,246        34,180          (2,251)         4,819
                                                                               ----------------------------------------------------

    Ending balance                                                             $41,133       $34,180         $41,133        $34,180
                                                                               ====================================================


7.  UNEARNED COMPENSATION

    The Company's GCC Investments, Inc. Incentive Pool Plan provides for performance-based compensation for certain employees based on certain investment events. A portion of the performance-based compensation is paid in restricted shares, which vest over a period of time subsequent to the investment event. The balance in the unearned compensation represents the unvested portion. Compensation expense related to the restricted shares is charged to the consolidated statement of operations pro-ratably over the vesting period. Such expense totaled approximately $429,000 and $143,000 for the nine and three month periods ended July 31, 1999.

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

    In addition, the Emerging Issues Task Force (EITF) released Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction." Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999. Currently, the Company leases a majority of its new theatres through a leasing arrangement with a financial institution. The Company anticipates that changes will be made to certain elements of its current leasing arrangement to conform with the requirements of an operating lease under Issue No. 97-10. If the Company is unsuccessful in this endeavor, future operating leases under the current leasing arrangement will be recorded on its consolidated balance sheet as lease financing arrangements. The American Institute of Certified Public Accountants (AICPA) recently issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activity" which must be adopted by the Company in fiscal 2000. The Company is currently evaluating this standard and anticipates that it will incur a cumulative pre-tax effect charge of between $4 million and $6 million relative to lease costs incurred prior to openings of theatres which were previously allowed to be capitalized and amortized under generally accepted accounting principles.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999 VERSUS THREE MONTHS ENDED JULY 31, 1998

THEATRE REVENUES - Total revenues of $115.1 million for the three months ended July 31, 1999 were comparable to revenues of $114.6 million for the same period in 1998 primarily attributable to a 5.8% decrease in patronage partially offset by a 6.3% increase in the average ticket price and a 5.0% increase in concession sales per patron. The decrease in patronage was mainly attributable to competitor impacts in certain markets and a reduction in screens, primarily the result of theatres closed in the last twelve months. The opening of megaplexes by the Company's competitors have tended to, and are projected to, draw audiences away from certain of the Company's older multiplex theatre locations. The Company operated domestically 1,067 screens at 140 locations at July 31, 1999 compared to 1,141 screens at 169 locations at July 31, 1998. The increase in average ticket price was due to increases in certain markets during the quarter. The growth in concession sales per person was principally due to the roll-out of new products, increased consumption and certain price increases.

COSTS OF THEATRE OPERATIONS - Cost of theatre operations (film rentals, concessions, theatre operating and administrative expenses as well as depreciation and amortization) increased in absolute value by $3.5 million to $113.2 million for the three months ended July 31, 1999 from $109.7 in the same 1998 period. As a percentage of total revenues, the cost of theatre operations increased to 98.4% for the quarter ended July 31, 1999 compared to 95.7% for the same 1998 quarter. This increased percentage of the cost of theatre operations to total revenues for the third quarter of 1999 compared to the same period in 1998 was primarily due to certain fixed operating costs, pre-opening expenses incurred in opening two new theatres during the quarter as well as film and concession margins, partially offset by a reduction in depreciation expense due to the impairment charge recorded in the fourth quarter of 1998. In addition, in the third quarter of fiscal 1998, the Company settled certain litigation which had previously been accrued for, thereby lowering the cost of theatre operations by $1.6 million. Occupancy costs have increased as a percentage of total revenues in 1999 compared to the same period in 1998 primarily as a result of the Company's operating lease arrangement associated with new theatres. Lower film margins were due to higher film rental charges on certain summer film product. Although the current quarter concession margin percentage is lower than the same period in 1998, the overall concession profitability was increased due to a change in the product mix that resulted in a higher concession spending per patron and improved concession margin dollars.

GAIN ON DISPOSITION OF THEATRE ASSETS - During the third quarter of 1999, the Company sold miscellaneous assets realizing a pre-tax loss of $0.1 million.

LOSS ON IMPAIRMENT OF THEATRE ASSETS - During the third quarter of 1999, the Company executed the termination of four leases resulting in cash payments of approximately $2.7 million and paid $0.4 million of rent payments from the early lease termination reserve. These lease termination payments were $0.2 million in excess of the reserve established for these locations.

INVESTMENT INCOME, NET - The Company recorded investment income of $8.1 million in the third quarter of 1999 compared to $0.2 million in the same 1998 period. The Company's investment income for the quarter ended July 31, 1999 included the unrealized pre-tax gain on the PrimaCom trading securities of $4.4 million, the realized pre-tax gain on the GTS trading and available-for-sale securities sold during the quarter of approximately $3.6 million and miscellaneous investment income of $0.3 million, partially offset by additional performance-based compensation related to the investment portfolio of $0.2 million. During the third quarter of 1998, the Company recorded an unrealized gain on the GTS trading securities of $1.7 million, $0.3 million of dividend and interest income partially offset by the accrual of performance-based compensation related to the investment portfolio of $1.8 million.

EQUITY LOSS IN THEATRE AFFILIATES - The Company recorded net equity losses in theatre affiliates of $1.0 million for the third quarter of 1999 compared to $0.1 million for the same period in 1998. The equity losses in 1999 primarily result from the Company's international theatre joint ventures and are primarily due to weak film product during the quarter, administrative expenses and start-up costs in opening a new theatre in Chile.

INTEREST EXPENSE - The Company's interest expense increased to $0.7 million in the third quarter of 1999 mainly due to borrowings outstanding during the quarter under the revolving credit facility. During the same period in 1998, there were no revolving credit balances outstanding.

INCOME TAX EXPENSE - The Company's effective tax rate was 40.0% in 1999, unchanged from 1998.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

NINE MONTHS ENDED JULY 31, 1999 VERSUS NINE MONTHS ENDED JULY 31, 1998

THEATRE REVENUES - Total revenues decreased 8.6% to $293.7 million for the nine months ended July 31, 1999 from $321.2 million for the same period in 1998 primarily attributable to a 13.2% decrease in patronage partially offset by a 3.9% increase in concession sales per patron and a 4.7% increase in the average ticket price. The decrease in patronage was mainly attributable to competitor impacts in certain markets and a reduction in screens, primarily the result of theatres closed in the last twelve months. The opening of megaplexes by the Company's competitors have tended to, and are projected to, draw audiences away from certain of the Company's older multiplex theatre locations. The Company operated domestically 1,067 screens at 140 locations at July 31, 1999 compared to 1,141 screens at 169 locations at July 31, 1998. The growth in concession sales per person was principally due to the continued rollout of new products, increased consumption and certain price increases. The increase in average ticket price was due to increases in certain markets.

COSTS OF THEATRE OPERATIONS - Cost of theatre operations (film rentals, concessions, theatre operating and administrative expenses as well as depreciation and amortization) decreased in absolute value by $12.2 million to $301.8 million for the nine months ended July 31, 1999 from $314.0 in the same 1998 period. However, as a percentage of total revenues, the cost of theatre operations was 102.8% for the nine months ended July 31, 1999 compared to 97.7% for the same period in 1998. This increased percentage of the cost of theatre operations to total revenues for the first nine months of the current year compared to the same period in 1998 was primarily due to certain fixed operating costs, pre-opening expenses incurred in the opening of nine new theatres in the first nine months of this year, and lower film and concession margins partially offset by a reduction in depreciation expense due to the impairment charge recorded in the fourth quarter of 1998. In addition, in the third quarter of fiscal 1998, the Company settled certain litigation, which had previously been accrued for, thereby lowering the cost of theatre operations by $1.6 million during the first nine months of 1998. Fixed expenses such as occupancy costs and administrative expenses are compared to a lower revenue amount generated in the current year than the previous year. Occupancy costs have increased as a percentage of total revenues in 1999 compared to the same period in 1998 primarily as a result of the Company's operating lease arrangement associated with new theatres. The average pre-opening costs associated with a new multiplex theatre range from $0.2 million to $0.5 million but may vary depending on several factors including, among other things, number of screens, location of the theatre and additional amenities which may be offered in the theatre such as premium auditoriums and cafes. Lower film margins were due to higher rental charges on certain film product. Although the current year-to-date concession margin percentage was lower than the same period in 1998, the overall concession profitability was increased due to a change in product mix that resulted in a higher concession spending per patron and improved concession margin dollars.

GAIN ON DISPOSITION OF THEATRE ASSETS - During the nine months ended July 31, 1999, the Company sold three theatres in Michigan, two theatres in Texas, a theatre in New York , a theatre in Florida and miscellaneous assets generating net proceeds of $6.5 million and a pre-tax gain of $2.0 million.

LOSS ON IMPAIRMENT OF THEATRE ASSETS - The Company executed the termination of eleven leases resulting in payments of approximately $6.0 million and paid $1.8 million of rent payments for the nine months ended July 31, 1999. These lease termination payments included $1.3 million of payments for leases that had not been previously reserved, offset by $0.7 million of savings that were realized when payments for lease terminations were less than what had been reserved for in the fourth quarter of 1998.

INVESTMENT INCOME, NET - The Company recorded investment income of $19.8 million for the nine months ended July 31, 1999 compared to investment income of $0.4 million for the same period in 1998. The Company's investment income for the nine months ended July 31, 1999 included the unrealized pre-tax gain on the PrimaCom trading securities of approximately $18.8 million, the unrealized pre-tax gain on the GTS trading securities prior to sale of approximately $6.1 million, the realized pre-tax gain on the GTS trading and available-for-sale securities sold during fiscal 1999 of approximately $4.2 million and miscellaneous investment income of $0.3 million. This income was partially offset by the impairment charge on the Teletrac investment of $8.3 million and additional incentive performance-based compensation related to the investment portfolio of $1.3 million. During the first nine months of 1998, the Company recorded an unrealized pre-tax gain on the GTS trading securities of $10.3 million, $1.3 million of dividend and interest income partially offset by the accrual of performance based compensation related to the investment portfolio of $10.4 million and an $0.8 million pre-tax charge to record the Company's share of losses from its equity method investments.

EQUITY LOSS IN THEATRE AFFILIATES - The Company recorded net equity losses in theatre affiliates of $3.2 million for the first nine months of 1999 compared to $0.9 million for the same period in 1998. The equity losses primarily result from the Company's international theatre joint ventures and are primarily due to administrative and start-up costs in opening new theatres. In addition, operating results in the international joint ventures were negatively impacted by weak film product during the third quarter of 1999 and a soft economic environment in Chile.

INTEREST EXPENSE - The Company's interest expense increased to $1.7 million in 1999 due to borrowings outstanding during the quarter under the revolving credit facility. During the same period in 1998, there were no revolving credit balances outstanding.

INCOME TAX EXPENSE - The Company's effective tax rate was 40.0% in 1999, unchanged from 1998.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

                                 ---------------

Virtually all of GCC's revenues are collected in cash, principally through theatre admissions and concession sales. The Company has an operating "float" which partially finances its operations and allows the Company to operate on a negative working capital basis. This "float" exists because admissions and concessions revenues are typically received in cash, while film rentals and concessions costs are ordinarily paid to suppliers generally 30 to 60 days after the receipt of box office admissions and concessions revenues. Occasionally, the Company is required to make film advances to distributors. Significant changes to components of the Company's working capital will be discussed in the appropriate sections below.

DOMESTIC THEATRES

For the nine months ended July 31, 1999, General Cinema Theatres, Inc. (GCT) opened 9 new theatres: a 15 screen theatre in Atlanta, Georgia, a 14 screen theatre in Irving, Texas, a 16 screen theatre in Baltimore, Maryland, a 12 screen theatre in Plymouth Meeting, Pennsylvania, an 11 screen theatre in Seattle, Washington, a 16 screen theatre in Clifton, New Jersey, an 18 screen theatre in Wauwatosa, Wisconsin, a 14 screen theatre in Austin, Texas and a managed unit with a single screen. Aggregate costs, including construction and pre-opening costs paid by the Company in opening these theatres amounted to approximately $9.7 million. The aggregate construction costs paid by the Company for a theatre vary depending on the lease negotiated with the landlord, the number of auditoriums, additional amenities which may be offered at the theatre and the portion of the costs provided by the Company's agreement with a major financial institution to provide operating leases on leasehold improvements and equipment. Capital outflows have been minimized on these projects as a result of this operating lease agreement. The overall operating lease program was designed to provide up to $250 million of funding over five years for the Company's theatre expansion program. Since the inception of this leasing arrangement in 1996, the Company has entered into $85.5 million of operating leases with the financial institution as of July 31, 1999. Availability of this lease arrangement is, in part, dependent upon the ability of the financial institution to syndicate leases to third party financial institutions. The receivable due from a financial institution results from the Company initially advancing monies for leased assets related to new theatres as the financial institution's agent in accordance with its leasing arrangement. On a periodic basis, these advances are reimbursed by the financial institution. At July 31, 1999, the Company had an outstanding receivable of $36.7 million, an increase during the first nine months of fiscal 1999 of $17.4 million. This increase is primarily due to monies advanced by the Company for the two theatres opened in the third quarter of 1999 and the theatres currently being constructed.

The Company has significant lease commitments. Lease payments totaled $71.2 million in 1998 and minimum lease payments are anticipated to approximate $60.3 million in 1999. Substantially all domestic leases of the Company are noncancellable.

During the first nine months of 1999, the Company sold seven theatres; three theatres in Michigan, two in Texas, a theatre in New York, a theatre in Florida and miscellaneous assets realizing net proceeds of $6.5 million. During this period, the Company closed an additional thirteen theatres with 60 screens. Ten of these theatres had previously been identified as impaired, and the costs associated with the closing of these theatres were provided for in 1998. At July 31, 1999, the Company had an outstanding liability for early lease terminations of $28.9 million. The Company's reserve established for leases on properties it intends to close reflects management's best estimate of the potential cost associated with exiting the existing lease. While the estimates are based on analysis of the facilities, correspondence with the landlords, exploratory discussions with sublessees and market conditions, there has been limited experience to consider in preparing such estimates. The amounts the Company will eventually be obligated for could differ materially from the amounts assumed at arriving at the reserve. This process will continue, and the Company from time to time, may be required to make additional substantial one-time cash payments in connection with the closing of theatres in the future. The Company made cash payments of approximately $8.4 million for the cost of exiting certain leases and other related costs during the nine months ended July 31, 1999.

For the nine months ended July 31, 1999, GCT made expenditures of $12.6 million for leasehold improvements, furniture and equipment purchases as well as information services related projects. Domestic capital expenditures are expected to approximate $22.3 million in 1999. In addition, the Company made expenditures of $2.4 million associated with its Sundance Cinema joint venture. GCC anticipates contributing a total of $5.3 million of cash to this venture in 1999. The first Sundance theatre is anticipated to open in calendar year 2000.

INTERNATIONAL THEATRES

During the nine months ended July 31, 1999, the Company opened a six screen theatre in Cordoba, Argentina, a 12 screen theatre in Buenos Aires, Argentina, a 16 screen theatre in Chile and added two screens to a theatre in Uruguay through its South American joint venture as well as added four screens to a theatre in Mexico. Hoyts General Cinema South America ("HGCSA") anticipates opening an additional 27 screens and 3 units by the end of calendar year 1999. This theatre expansion program will be financed through debt facilities the joint venture negotiated in Chile and Argentina as well as capital contributed by the partners. During the first nine months of 1999, the Company advanced $5.3 million to the South American joint venture and anticipates advancing a total of $8.7 million during fiscal year 1999. The anticipated $8.7 million contribution is required under the joint venture agreement only if sufficient bank financing is not available. HGCSA has obtained debt financing through its local subsidiaries for its theatre expansion program in Chile and Argentina.

HGCSA has entered into a $75 million debt financing arrangement with major financial institutions to fund its operations in Argentina, which is secured by the several guaranty of the joint venture's partners. Availability of this financing beyond $50 million is subject to syndication to third-party financial institutions. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At July 31,1999, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $6.3 million.

HGCSA has entered into a $19.0 million debt financing arrangement with a major financial institution to fund its operations in Chile, which is secured by the several guaranty of the partners. The Company is liable for 50% of the outstanding borrowings. At July 31, 1999, the Company's portion of the outstanding borrowings under this facility that it guarantees or indemnifies was approximately $8.4 million.

INVESTMENT PORTFOLIO

At July 31, 1999, marketable equity securities were $134.1 million, an increase of $55.9 million from the balance at October 31, 1998 of $78.2 million. The increase in marketable equity securities during the first nine months of 1999 was primarily due to the appreciation in value of the Company's investment in GTS of $23.2 million, appreciation in its GrandVision investment of $0.5 million and the Company's PrimaCom AG ("PrimaCom") investment. PrimaCom, formerly named Kabelmedia, completed a successful initial public offering during the second quarter of 1999. As a result of the public offering, and in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company reclassified this investment from portfolio investments to marketable equity securities and recorded its fair value on July 31, 1999 of $32.2 million.

During the year, the Company sold 310,000 of its GTS shares, generating net proceeds of $21.5 million.

On May 12, 1999, the Company invested $10.0 million in MotherNature.com, a leading Web-based retailer of vitamins, supplements and minerals. On July 6, 1999, the Company invested $5.1 million in El Sitio, a leading internet network providing global and country-specific content targeted to Spanish and Portuguese speakers in Latin America. These two investments will be accounted for under the cost method.

OTHER

The Company received proceeds of $13.0 million from the liquidation of certain short-term investments during the nine months ended July 31, 1999.

The Company made net borrowings of $11.2 million on its outstanding revolving credit facility and paid interest of $1.3 million during the first nine months of 1999. The average interest rate for the first nine months of 1999 was 6.7%.

The Company believes that cash generated from operations, asset sales under agreement, cash and cash equivalents of $10.7 million , marketable equity securities, amounts available under the Company's revolving credit facility, the operating lease arrangement and the South American joint venture debt agreements will be sufficient to fund operating requirements and capital expenditures for the forseeable future.

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

In addition, the Emerging Issues Task Force (EITF) released issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction." Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999. Currently, the Company finances a majority of its theatre construction through a leasing arrangement with a financial institution. The Company anticipates that changes will be made to certain elements of its current leasing arrangement to conform with the requirements of an operating lease under Issue No. 97-10. If the Company is unsuccessful in this endeavor, future operating leases under the current leasing arrangement will be recorded on its consolidated balance sheet as lease financing arrangements. The American Institute of Certified Public Accountants (AICPA) recently issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activity" which must be adopted by the Company in fiscal 2000. The Company is currently evaluating this standard and anticipates that it will incur a cumulative pre-tax effect charge of between $4 million and $6 million relative to lease costs incurred prior to openings of theatres which were previously allowed to be capitalized and amortized by generally accepted accounting principles.

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

During 1998, the Company developed a plan to devote the necessary resources to identify and modify systems potentially impacted by Year 2000, or implement new systems to become Year 2000 compliant in a timely manner. The Company has completed the identification and assessment portion of its plan and is completing the remediation, replacement and testing of non-compliant systems. The Company is on track to complete the remediation, testing and implementation of replacement systems by the end of fiscal year 1999. In addition, the Company is in the process of contacting suppliers and vendors seeking information about their internal compliance efforts. The Company is in the process of developing contingency plans for key operational areas which might be affected by the Year 2000 problem. Under a worst case scenario, the Company could experience a temporary delay in delivery of film product - in which case, the theatres would continue to exhibit films on hand. Since there are few, if any, new pictures released in January, the Company does not believe that this would have a substantial impact on its business. Additional areas of operation that might be impacted by Year 2000 problems include, but are not limited, to the following: loss of local or regional electric power, loss of telecommunication services, bank error, computer errors by vendors or our internal systems including the box office ticketing systems, and delays in concession deliveries. The Company has the ability to issue theatre tickets manually in the event of a system failure and is working with all its suppliers to ensure it has an adequate inventory of all supplies on hand before December 31, 1999. The total cost of executing this plan is estimated at $2.0 million. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans. This estimate is based on the Company's current assessment of its Year 2000 compliance needs and is subject to change as the Company proceeds with its compliance efforts.

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

The domestic motion picture segment is subject primarily to interest rate risks. It bears this risk in two specific ways. First, the Company borrows money under its revolving credit facility to fund its operating needs. At July 31, 1999, the Company had outstanding borrowings of $28.0 million, carrying a variable interest rate, which was 6.4% on that date. The Company's exposure related to variable interest resides in the earnings and cash flow implications caused by changes in interest rates. However, a 100 basis point change in the variable rate of interest paid by the Company on its outstanding borrowings under its revolving credit facility would not have a significant impact on either the earnings or cash flows of the Company. The second component of interest rate risk relates to amounts earned on the Company's short-term investments of excess cash. Such risk affects fair values, earnings and cash flows.

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

The Company's investment portfolio is primarily exposed to risks arising from changes in equity prices. Such portfolio has been segmented into three categories. The first category includes those securities that have been classified as trading. A portion of the Company's holding in Global TeleSystems Group, Inc. ("GTS") was included therein until the third quarter of 1999, when the Company disposed of its remaining investment in the GTS securities designated as trading. In addition, the Company's investment in PrimaCom recently completed a successful initial public offering during the second quarter of 1999. These securities have been designated as trading securities by the Company. PrimaCom's shares, since its initial public offering through July 31, 1999, have traded as high as 48.00 euros and as low as 29.50 euros. At July 31, 1999, the PrimaCom shares closed at 46.00 euros. Equity market fluctuations, without taking into account the impact of fluctuations in the euro vis-a-vis the US dollar, can impact fair values and earnings. A 20% fluctuation in the aggregate value of PrimaCom trading securities from the July 31, 1999 price would impact pre-tax earnings and total assets by $6.7 million.

The second category of investments held in the portfolio relate to those marketable equity securities classified as "available-for-sale." Two holdings are classified herein: the Company's investment in GTS and its investment in an optical and photo service provider, GrandVision. The GTS shares are subject to considerable market risk due to its volatility, and during the first nine months of 1999, have traded as high as $45.75 and as low as $19.88. At July 31, 1999, The GTS shares closed at $31.88. GrandVision shares, during the first nine months of 1999, have traded as high as 28.50 euros and as low as 15.11 euros.
As of July 31, 1999, the GrandVision shares closed at 25.73 euros. Equity market fluctuations, without taking into account the impact of fluctuations in the euro vis-a-vis the US dollar, can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 20% fluctuation in the aggregate value of the GrandVision and GTS available-for-sale securities would either reduce or increase total assets by $22.5 million.

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

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K.

           (a)     EXHIBITS.

                   10.27 Second Amended and Restated Agreement Executed May 27, 1999 effective as of November 1, 1999 between the Company and Paul R. Del Rossi

                   27.1       Financial data schedule.

           (b)     REPORTS ON FORM 8-K.

                   The Company did not file any reports on Form 8-K during the quarter ended July 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


    GC COMPANIES, INC.

Date: September 13, 1999            /s/ Richard A. Smith
                                    --------------------------------------------
                                    Richard A. Smith
                                    Chairman of the Board of Directors and
                                    Chief Executive Officer


Date: September 13, 1999            /s/ G. Gail Edwards
                                    --------------------------------------------
                                    G. Gail Edwards
                                    Vice President, Chief Financial Officer and
                                    Treasurer Principal Accounting Officer