Form 10-K405
period 1999-10-31
GC COMPANIES INC
filed 2000-01-28
CIK 912295

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

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

Securities registered pursuant to Section 12(b) of the Act:


                                                      NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                               ON WHICH REGISTERED
-----------------------------                         ---------------------

Common Stock, $.01 par value                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $155,485,866 on January 21, 2000.

    There were 7,806,777 shares of Common Stock outstanding as of January 21, 2000.

                         ------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's 1999 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Report. Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on March 15, 2000 are incorporated by reference into Part III of this Report.

                               GC COMPANIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                TABLE OF CONTENTS


PART I                                                                  PAGE NO.

   Item 1.   Business                                                       4

   Item 2.   Properties                                                     8

   Item 3.   Legal Proceedings                                              9

   Item 4.   Submission of Matters to a Vote of Security Holders            9

PART II

   Item 5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters                                           10

   Item 6.   Selected Financial Data                                       10

   Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     10

   Item 7a.  Quantitative and Qualitative Disclosure about Market Risk     10

   Item 8.   Financial Statements and Supplementary Data                   10

   Item 9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      10

PART III

   Item 10.  Directors and Executive Officers of the Registrant            11

   Item 11.  Executive Compensation                                        12

   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management                                                    12

   Item 13.  Certain Relationships and Related Transactions                12

PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                   13

   Signatures                                                              14

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

As of October 31, 1999, the Company operated 138 theatres with a total of 1,052 screens in 23 states. The Company provides convenient and comfortable theatres offering a popular selection of films. Substantially all of the Company's theatres are state-of-the-art facilities, equipped with high-quality sound and projection equipment, and exhibit films on a "first run" basis.

Approximately 72 % of the Company's theatres, and approximately 72 % of the Company's screens, are located in 23 of the 50 largest Areas of Dominant Influence (television market areas as defined by Nielson Media Research) in the United States, with approximately 29 % of the Company's theatres and approximately 26.7 % of the Company's screens located in California, Florida and Texas.

From the beginning of fiscal 1988 through the end of fiscal 1999, the Company increased its average number of screens per theatre from 4.3 to 7.6. All of the Company's theatres are multi-screen theatres, and approximately 88.1% of the Company's screens are located in theatres having 6 to 18 screens. The Company expects to continue to increase the average number of screens per theatre in its circuit primarily by selectively closing or selling less productive theatres, which generally have fewer screens. In addition, the building of new theatres with more screens per theatre and adding screens to existing theatres will increase the average number of screens per theatre in the circuit. The Company currently has commitments to open four new theatres with 48 screens and to add 2 screens to an existing theatre in the next fiscal year. The Company currently has no commitments for new theatres beyond that. Since November 1, 1991, the Company has opened 35 new theatres with an average of 10.3 screens each. In addition, the Company currently operates three "Premium Cinemas" which are upscale movie-going experiences with features such as large leather seats, a bistro menu of appetizers, valet parking and an elegant lounge. Key factors which the Company considers in selecting new theatre sites are demographic trends derived from statistical sources, distance from competitive theatres, and accessibility and proximity to retail and other entertainment and dining areas. The Company expects to concentrate future commitments for new theatres in the Northeast and Midwest.

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

The Company's business is dependent upon the availability of motion pictures that have substantial popular appeal. There are fewer than ten major distributors which provide a substantial portion of quality first run movies to the exhibition industry. Historically, and during fiscal 1999, less than 20% of the Company's total annual box office receipts have been attributable to the films of any single distributor. From year to year, however, the Company's revenues attributable to individual distributors may vary significantly depending upon the commercial success of each distributor's films. The Company believes that its relationships with each of the major distributors generally are good.

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

Industry participants vary substantially in size, from small independent operators of a single theatre with a single screen to large national chains of multi-screen theatres. All compete aggressively with the Company for films, patrons and theatre locations. The Company competes directly with its largest competitors in most of the geographic areas in which it operates. In recent years, construction of megaplex theatres has occurred in the industry which has resulted in significant additions to the total industry screen count. Since these new screens are being added at a faster rate than the increase in total industry demand, the Company anticipates intense competition for domestic box office receipts. New megaplex construction by competitors has impacted the Company in several markets in which it operates. The Company anticipates this increased competition due to the opening of new megaplexes by competitors, which have tended and are projected, to draw audiences away from certain multiplex theatres the Company operates.

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

INTERNATIONAL

Effective July 1, 1998, the Company entered into an agreement to form a 50/50 joint venture with Hoyts Cinema Group creating Hoyts General Cinema South America (HGCSA), a stand-alone theatre circuit which will pursue theatre opportunities in South America. As of October 31, 1999, HGCSA operated six theatre units with 60 screens in Argentina, five theatres with 41 screens in Chile, one theatre with 15 screens in Brazil and a joint venture that operates one theatre unit with eight screens in Uruguay. The Company also operates, through its acquisition in 1997 of fifty percent of the common stock of a company, five theatre units with 62 screens in Mexico as of October 31, 1999. Key factors which are considered in selecting new theatre sites are demographic trends derived from statistical sources, distance from competitive theatres and accessibility and proximity to retail and other entertainment and dining areas.

Substantially all of the Company's theatres in South America and Mexico, are state-of-the-art multi-screen facilities, are equipped with high quality sound and projection equipment and exhibit films on a "first-run" basis. Multi-screen theatres enable the joint ventures to present a variety of films appealing to diverse segments of the movie-going public while serving patrons from common support facilities such as concession stands, box office and sales outlets. This strategy enhances attendance, increases the utilization of theatre capacity and promotes operating efficiencies. Staggered scheduling of movie starting times minimizes staffing requirements for auditorium entry and exit and parking areas. Multi-screen theatres also provide flexibility in determining the length of time that a film will run and the size of the auditorium in which it will be shown.

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

GENERAL

EMPLOYEES

At October 31, 1999, the Company had approximately 789 full-time and 4,821 part-time theatre employees. The number of part-time employees generally increases during the summer and holiday seasons in keeping with the seasonal nature of the motion picture exhibition business.

Approximately 6.8% of the Company's employees are represented by the International Alliance of Theatrical Stage Employees and Motion Picture Machine Operators. The Company believes that its relationships with this union and with its employees generally are good.

GCC INVESTMENTS, INC.

Through GCC Investments, Inc., the Company invests in companies which have been, and which may continue to be, engaged in businesses which are unrelated to the Company's theatre business and the broader entertainment industry. These investment operations are conducted by a team of investment professionals who evaluate investment opportunities, negotiate and structure the terms of each investment, monitor the Company's investments and, as designees of the Company, serve as members of the boards of directors of such companies. To date, the Company has financed its investments with existing cash balances. The Company may use cash generated by theatre operations, sales of existing investments or borrowings under its line of credit, in addition to cash then on hand, to finance future investments.

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

In August of 1999, the Company formed GCC Investments, LLC ("LLC"), a limited liability company, to act as a vehicle to hold the Company's investment portfolio on an ongoing basis. Existing investments in non-public portfolio companies were transferred to LLC, and it is anticipated that all future investments will be made through LLC. LLC is owned 99% by GCC Investments, Inc. (a wholly-owned subsidiary of the Company) and 1% by Chestnut Hill Capital Partners, LLC ("CHCP"). CHCP is owned by the Company's Chief Investment Officer and professional investment personnel who were former employees of the Company's wholly-owned subsidiary, GCC Investments, Inc.

The LLC agreement specifies that the profit sharing in the LLC will be between GCC and CHCP in accordance with certain contractual calculations. CHCP also has a management agreement with regard to GCC Investments, LLC, which specifies that CHCP is to be reimbursed for certain expenses according to a specific formula.

INVESTMENTS MADE BY THE COMPANY MAY BE HIGHLY ILLIQUID AND MAY INVOLVE CONSIDERABLE RISK. BECAUSE OF THE COMPANY'S DESIRE TO MAXIMIZE RETURNS FROM ITS INVESTMENT OPERATIONS, CURRENT INCOME CONSTITUTES A LOW STRATEGIC PRIORITY. THERE CAN BE NO ASSURANCE THAT THE COMPANY'S INVESTMENT OPERATIONS WILL MAKE A CONTRIBUTION TO THE COMPANY'S EARNINGS IN THE FORESEEABLE FUTURE. THE COMPANY'S INVESTMENT OPERATIONS MAY REDUCE THE COMPANY'S EARNINGS OR CAUSE THE COMPANY TO INCUR LOSSES. FOR INFORMATION CONCERNING THE INVESTMENTS MADE BY THE COMPANY, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND NOTES 2, 3 and 18 TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE CONTAINED IN THE COMPANY'S 1999 ANNUAL REPORT TO STOCKHOLDERS AND INCORPORATED HEREIN BY REFERENCE.

RELATIONSHIP WITH HARCOURT GENERAL, INC.

Harcourt General provides certain corporate services to the Company in consideration of a fee based on Harcourt General's costs. Harcourt General's Chairman also serves as Chairman and Chief Executive Officer of the Company, and one of Harcourt's Chief Executive Officers serves as President and Chief Operating Officer of the Company. The fees payable to Harcourt General have been, and will continue to be, subject to the approval of the Company's Special Review Committee, a committee of the Board of Directors consisting solely of directors who are not affiliated with Harcourt General. The fees paid or accrued by the Company for management and other corporate services were $0.5 million in fiscal years 1999, 1998, and 1997.

In addition, a majority of the theatre leases to which the Company is a party are guaranteed by Harcourt General. Pursuant to a Reimbursement and Security Agreement entered into between the Company and Harcourt General at the time GC Companies became a stand-alone entity ("Spinoff") the Company has agreed to reimburse Harcourt General for all liabilities, if any, which may be incurred by Harcourt General after the Spinoff in connection with the theatre leases, and has pledged all of the stock of its theatre subsidiaries to Harcourt General as security for such agreement. The Company also agreed to maintain certain financial and operating covenants designed to minimize Harcourt General's exposure with respect to the theatre leases. In consideration of Harcourt General's continuing guarantees of the theatre leases, the Company pays Harcourt General a guarantor's fee measured as a percentage of the present value of all amounts owing under the theatre leases for which Harcourt General has potential liability. The guarantor's fees paid by the Company to Harcourt General for fiscal years 1999, 1998, and 1997 were approximately $695,000, $230,000, and $250,000, respectively. Harcourt General has not guaranteed any theatre leases entered into by the Company following the Spinoff.

In addition, the Company subleases office space and a theatre location from Harcourt General. The rent and rent-related expense associated with this sublease totaled $1.2 million in 1999, 1998 and 1997.

Although Harcourt General has no equity ownership in the Company, Richard A. Smith and certain members of his family (the "Smith Family Group") beneficially own approximately 29.13% of the outstanding shares of Common Stock of the Company and approximately 28.28% of the outstanding equity securities of Harcourt General. In addition, Richard A. Smith, the Chairman of Harcourt General, serves as the Chairman and Chief Executive Officer of the Company. Robert A. Smith, one of the Chief Executive Officers of Harcourt General, serves as the President and Chief Operating Officer of the Company. For additional information concerning the stock ownership by the Smith Family Group, reference may be made to the Proxy Statement for the Company's 2000 Annual Meeting (the "Proxy Statement").

ITEM 2.  PROPERTIES

DOMESTIC

As of October 31, 1999, the Company operated 138 domestic theatres with a total of 1,052 screens in 23 states, with approximately 29.0% of the Company's domestic theatres and approximately 26.7% of the Company's domestic screens located in California, Florida and Texas. As of such date, virtually all of the Company's theatres were operated pursuant to leases. The Company's theatre leases are generally entered into on a long-term basis with terms (including options) ranging from 15 to 40 years. Theatre leases typically provide for rent based on box office receipts subject to an annual minimum rental. The Company also is usually obligated to pay taxes, utilities, common area maintenance costs and certain other expenses related to its leased theatres.

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

For additional information regarding the Company's lease obligations, see Notes 8 and 13 to the Consolidated Financial Statements contained in the Company's 1999 Annual Report to Stockholders and incorporated herein by reference.

INTERNATIONAL

As of October 31, 1999, the Company operates through HGCSA, six theatre units with 60 screens in Argentina, 5 theatre units with 41 screens in Chile, a theatre unit with 15 screens in Brazil and, through a joint venture, a theatre unit with eight screens in Uruguay. In addition, through a joint venture in Mexico, the Company operates five theatre units with a total of 62 screens as of October 31, 1999. Virtually all of the international theatres were operated pursuant to leases. The theatre leases are generally entered into on a long-term basis with terms (including options) ranging from 10 to 30 years. The theatre leases typically provide for rent based on box office receipts subject to an annual minimal rental and typically will require for the payment of taxes, utilities, common area maintenance and certain other expenses related to the leased theatre.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock trades on the New York Stock Exchange under the symbol "GCX." The high and low sales prices for the Common Stock on the New York Stock Exchange for the past two fiscal years were as follows:

             FISCAL 1999:                             HIGH     LOW

            First Quarter                            $42.00   $37.00
            Second Quarter                           $37.88   $30.00
            Third Quarter                            $37.44   $34.63
            Fourth Quarter                           $36.00   $22.44

             FISCAL 1998:                             HIGH     LOW

            First Quarter                            $47.94   $41.06
            Second Quarter                           $53.00   $45.75
            Third Quarter                            $52.63   $46.00
            Fourth Quarter                           $49.75   $36.00

At January 21, 2000, there were 2,845 record holders of Common Stock.

DIVIDEND POLICY

The Company has not paid and has no current plans to pay cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its theatre business and investment operations.

ITEM 6.    SELECTED FINANCIAL DATA

The response to this Item is contained in the Company's 1999 Annual Report to Stockholders under the caption "Selected Financial Data" on page 3 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this Item is contained in the Company's 1999 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 12 and is incorporated herein by reference.

ITEM 7a   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The response to this Item is contained in the Company's 1999 Annual Report to stockholders under the caption "Quantitative and Qualitative Disclosure About Market Risk" in pages 12 through 13 and is incorporated herein by reference.

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

RICHARD A. SMITH - 75

Chairman and Chief Executive Officer of the Company since 1993; President of the Company from 1993 until November 1995; Chairman of Harcourt General, Inc. ("Harcourt General") and of The Neiman Marcus Group, Inc., ("NMG"); Chief Executive Officer of Harcourt General (until November, 1999) and of NMG (until December, 1998) and since January 15, 1997 and prior to December 1991; Director of NMG. Mr. Smith is the father of Robert A. Smith, President and Chief Operating Officer of the Company, and the father-in-law of John G. Berylson, Senior Vice President and Chief Investment Officer of the Company.

ROBERT A. SMITH - 40

President and Chief Operating Officer of the Company since November 1995; Co-Chief Executive Officer of Harcourt General since November, 1999, and President and Co-Chief Operating officer prior thereto; Chief Executive Officer of NMG since December, 1998; President and Chief Operating Officer prior thereto; Group Vice President of Harcourt General and of NMG prior thereto; Director of Harcourt General and NMG. Mr. Smith is the son of Richard A. Smith, Chairman and Chief Executive Officer of the Company, and the brother-in-law of John G. Berylson, Senior Vice President and Chief Investment Officer of the Company.

JOHN G. BERYLSON - 46

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

FRANK T. STRYJEWSKI - 43

President and Chief Operating Officer of General Cinema Theatres Inc. since September, 1999. Executive Vice President and Chief Operating Officer from November, 1998 to September 1999. Senior Vice President, operations from 1996 to November, 1998; Senior Vice President of Operations for the South Division of AMC Entertainment, Inc. from 1994 to 1996.

G. GAIL EDWARDS - 44

Vice President, Chief Financial Officer and Treasurer of the Company since July 1996; Vice President and Treasurer of Delaware North Companies, Incorporated, a private holding company, prior thereto.

PHILIP J. SZABLA - 45

Vice President, General Counsel and Secretary of the Company since December 1996; Member of the law firm of Albrecht, Maguire, Heffern & Gregg, P.C. prior thereto.

LOUIS E. CASAVANT - 44

Vice President and Corporate Controller of the Company since December, 1998 and Corporate Controller prior thereto; Controller of Finast Supermarkets from 1994 to 1997; Controller of Childcraft, Inc. from 1992 to 1994.

KATHLEEN SCHOEFFLER - 52

Vice President Human Resources since July 1999. Human Resources Consultant from October 1998 to July 1999; Senior Vice President of Human resources at Provident Companies, Inc. from 1996 to 1998; Relationship Manager/Human Resources at Bank Boston from 1990 to 1996.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a)(1) FINANCIAL STATEMENTS

The documents listed below which are contained in the Company's 1999 Annual Report to Stockholders are incorporated by reference into this Item 14 and into
Item 8 hereof:

    Consolidated Balance Sheets - October 31, 1999 and 1998.

    Consolidated Statements of Operations for the fiscal years ended October 31, 1999, 1998 and 1997.

    Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1999, 1998 and 1997.

    Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1999, 1998 and 1997.

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

14(b) REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended October 31, 1999.

14(c) EXHIBITS

See Item 14(a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  JANUARY 28, 2000                GC COMPANIES, INC.

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


           SIGNATURE                         TITLE                    DATE
           ---------                         -----                    ----

PRINCIPAL EXECUTIVE OFFICER:

/s/ Richard A. Smith                 Chairman and Chief         January 28, 2000
-------------------------------        Executive Officer
Richard A. Smith



PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER

/s/ G. Gail Edwards                  Vice President, Chief      January 28, 2000
-------------------------------        Financial Officer
G. Gail Edwards                        and Treasurer



DIRECTORS:

/s/ William L. Brown                                            January 28, 2000
-------------------------------
William L. Brown


/s/ Peter C. Read                                               January 28, 2000
-------------------------------
Peter C. Read


/s/ Richard A. Smith                                            January 28, 2000
-------------------------------
Richard A. Smith


/s/ Leonard A. Schlesinger                                      January 28, 2000
-------------------------------
Leonard  A. Schlesinger


/s/ Francis E. Sutherby                                         January 28, 2000
-------------------------------
Francis E. Sutherby

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

10.14* Master Lease Agreement dated as of November 21, 1996 between General Electric Capital Corporation, for itself and as agent for certain participants and General Cinema Theatres, Inc., incorporated herein by reference to Exhibit 10.13 (or 10.14, respectively) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

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

10.21* GC Companies, Inc. Deferred Compensation Plan for Non-Employee Directors, Effective May 1, 1997, incorporated herein by reference to Exhibit 10.21 of the Company's Quarterly Report for the Quarter ended July 31, 1997.

10.22* First Amendment to GCC Investments, Inc. Incentive Pool Plan incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

10.23* Amendment No. 1 to the GC Companies, Inc. Deferred Compensation Plan for Non-Employee Directors, dated as of May 1, 1998, incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on form 10-Q for the quarter ended July 31, 1998.

10.24 Revolving Credit Agreement dated as of January 26, 1999 among GC Companies, Inc., BancBoston Robertson Stephens Inc., The Bank of Nova Scotia and BankBoston, N.A. incorporated herein by reference to
            Exhibit 10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.25 Amended and Restated Reimbursement and Security Agreement dated as of January 26, 1999 between Harcourt General, Inc. and GC Companies, Inc. incorporated herein by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

10.26* Termination and Change of Control Agreement between GC Companies, Inc. and G. Gail Edwards dated as of September 1, 1999.

10.27 Limited Liability Company Agreement of GCC Investments, LLC dated as of August 11, 1999.

10.28 Put Agreement between GC Companies, Inc. and Chestnut Hill Capital Partners, LLC dated as of August 11, 1999.

10.29 Management Agreement between Chestnut Hill Capital Partners, LLC and Chestnut Hill Re, Inc. dated August 11, 1999.

11.1        Statement regarding computation of per share earnings.

13.1 1999 Annual Report to Stockholders (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference into this Annual Report on Form 10- K).

21.1        Subsidiaries of the Company.

23.1        Consent of Deloitte & Touche LLP.

27.1        Financial Data Schedule

-------------------
       *Exhibits filed pursuant to Item 14(c) of Form 10-K.