Form 10-Q
period 2000-01-31
GC COMPANIES INC
filed 2000-03-16
CIK 912295

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         For the Quarter Ended             JANUARY 31, 2000
                              -----------------------------------------

         Commission File Number                  12360
                              -----------------------------------------

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

    YES  [X]        NO  [ ]

As of March 10, 2000, there were outstanding 7,827,281 shares of the issuer's common stock, $.01 par value.

                               GC COMPANIES, INC.

                                    I N D E X
                                    ---------

                                                                            PAGE
                                                                          NUMBER

Part I.       FINANCIAL INFORMATION

  Item 1.     Condensed Consolidated Balance Sheets as of                      1
              January 31, 2000 and October 31, 1999

              Condensed Consolidated Statements of Operations for              2
              the Three Months Ended January 31, 2000 and 1999

              Condensed Consolidated Statements of Cash Flows for              3
              the Three Months Ended January 31, 2000 and 1999

              Notes to Condensed Consolidated Financial Statements             4

  Item 2.     Management's Discussion and Analysis of Financial               10
              Condition and Results of Operations

  Item 3.     Quantitative and Qualitative Disclosure About Market            15
              Risk

Part II.      OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                                16

              Signatures                                                      17

Exhibit 27.1  Financial Data Schedule                                         18

                               GC COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                  January 31,
                                                      2000        October 31,
                                                  (Unaudited)        1999
                                                  -----------        ----
ASSETS
Current assets:
  Cash and cash equivalents                       $   5,454      $  11,106
  Marketable equity securities                      118,757        102,956
  Receivable due from financing institution          31,032         15,522
  Other current assets                                8,344          5,123
  Income tax receivable                               9,104          8,666
                                                  ---------      ---------
    Total current assets                            172,691        143,373

Property and equipment, net                         100,912        109,353

Portfolio investments                                62,860         54,657
Investment in international theatre affiliates       57,537         58,815
Other assets                                          5,931          4,641
Deferred income taxes                                 4,330          4,768
                                                  ---------      ---------
                                                  $ 404,261      $ 375,607
                                                  =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations     $     588      $     587
  Trade payables                                     29,217         34,325
  Liability for early lease terminations             11,482         15,477
  Other current liabilities                          75,148         81,740
  Deferred income taxes                              27,850         16,732
                                                  ---------      ---------
    Total current liabilities                       144,285        148,861

Long-term liabilities:
  Capital lease obligations                             886            990
  Other long-term liabilities                        36,375         34,575
  Revolving credit facility                          27,700         13,000
                                                  ---------      ---------
    Total long-term liabilities                      64,961         48,565

Minority interest                                     2,544          1,722

Commitments and contingencies

Shareholders' equity:
  Common stock                                           78             78
  Additional paid-in capital                        140,404        140,166
  Accumulated other comprehensive income             48,880         32,353
  Unearned compensation                              (2,136)        (2,280)
  Retained earnings                                   5,245          6,142
                                                  ---------      ---------
     Total shareholders' equity                     192,471        176,459
                                                  ---------      ---------
                                                  $ 404,261      $ 375,607
                                                  =========      =========

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

(In thousands except for per share amounts)

                                                              For The Three Months
                                                                Ended January 31,
                                                               ------------------
                                                               2000          1999
                                                               ----          ----
Revenues:
  Admissions                                                 $ 64,402   $  68,418
  Concessions                                                  28,613      31,332
  Other                                                         4,848       4,648
                                                             --------------------
                                                               97,863     104,398
Costs and expenses:
  Film rentals                                                 33,263      36,227
  Concessions                                                   5,603       5,934
  Theatre operations and administrative expenses               56,278      58,222
  Depreciation and amortization                                 3,958       3,875
  (Gain) loss on disposition of theatre assets                   (587)         65
  (Gain) loss on impairment and restructuring                  (1,078)         33
  Corporate expenses                                              751       1,508
                                                             --------------------
Operating loss                                                   (325)     (1,466)
Equity losses in theatre affiliates                              (798)     (1,505)
Investment income, net                                          4,863       5,321
Interest expense                                                 (559)       (380)
Gain (loss) on disposition of non-operating assets                  -         392
                                                             --------------------
Earnings before income taxes                                    3,181       2,362
Income tax expense                                             (1,272)       (945)
                                                             --------------------
Earnings before cumulative effect of accounting change          1,909       1,417
Cumulative effect of accounting change, net of tax             (2,806)          -
                                                             --------------------
Net earnings (loss)                                          $   (897)  $   1,417
                                                             ====================
Earnings per share:
  Basic:
     Earnings before cumulative effect of
        accounting change                                    $   0.25   $    0.18
     Cumulative effect of accounting change                     (0.37)          -
                                                             --------------------
     Net earnings (loss)                                     $  (0.12)  $    0.18
                                                             ====================
Earnings per share:
  Diluted:
     Earnings before cumulative effect of
        accounting change                                    $   0.25   $    0.18
     Cumulative effect of accounting change                     (0.37)          -
                                                             --------------------
     Net earnings (loss)                                     $  (0.12)  $    0.18
                                                             ====================
Weighted average shares outstanding:
  Basic                                                         7,734       7,710
                                                             ====================
  Diluted                                                       7,735       7,852
                                                             ====================

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                For the Three Months
                                                                  Ended January 31,
                                                               ----------------------
                                                                2000             1999
                                                                ----             ----
Cash flows from operating activities:
    Net earnings (loss)                                        $   (897)     $  1,417
    Adjustments to reconcile net earnings to net
     cash (used) provided by operating activities:
          Depreciation and amortization                           3,958         3,875
          Equity losses in theatre affiliates                       798         1,505
          Realized gains on marketable equity
               securities and portfolio investments              (5,703)           --
          Unrealized gains on marketable equity securities           --        (5,634)
          Equity losses in portfolio investments                     47           359
          Cumulative effect of accounting change                  2,806            --
          Gain on disposition of assets, impairment and
               restructuring                                     (1,665)         (294)
          Other non-cash activities                                 752         2,531
          Changes in assets and liabilities:
            Liabilities for early lease terminations             (3,995)       (1,828)
            Trade payables                                       (5,108)        3,674
            Other current assets and liabilities                (24,782)        1,229
                                                               ----------------------
    Net cash (used) provided by operations                      (33,789)        6,834
                                                               ----------------------
Cash flows from investing activities:
    Capital expenditures                                         (2,185)       (4,928)
    Proceeds from the disposition of theatre assets               2,558           815
    Proceeds from the liquidation of short-term
      investments                                                    --        12,989
    Proceeds from sale of marketable equity securities           34,863            --
    Purchase of portfolio investments                           (23,350)           --
    Advances from (to) international theatre affiliates             493        (2,541)
    Other investing activities                                      779          (306)
                                                               ----------------------
    Net cash provided by investing activities                    13,158         6,029
                                                               ----------------------
Cash flows from financing activities:
    Increase (decrease) in revolving credit facility             14,700        (3,975)
    Other financing activities                                      279          (172)
                                                               ----------------------
    Net cash provided (used) by financing activities             14,979        (4,147)
                                                               ----------------------
    Net (decrease) increase in cash and
      cash equivalents                                           (5,652)        8,716
Cash and cash equivalents at beginning of period                 11,106         2,479
                                                               ----------------------
Cash and cash equivalents at end of period                     $  5,454      $ 11,195
                                                               ======================

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements of GC Companies, Inc. (GCC or the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim period presented. Certain prior year amounts have been reclassified to conform to the current years' presentation. The Company's theatre business is seasonal in nature and the results of its investment operation is subject to a high degree of volatility, accordingly, the results of operations for this period historically has not been indicative of the results for the full year.

2.   MARKETABLE EQUITY SECURITIES AND PORTFOLIO INVESTMENTS

     As of January 31, 2000, information concerning marketable equity securities and portfolio investments was as follows:

                                                                                                                    Change
                                                                                                  Cumulative      in Pre-tax
(In thousands except percentages)                                                               Gross Pre-tax     Unrealized
                                                                                 Aggregate        Unrealized        Holding
                                            Accounting           Percent of       Carrying         Holding      Gains (Losses)
                 Investment                 Designation          Ownership       Value(a)     Gains (Losses)(b) for the Quarter(b)
                 ----------                 -----------          ---------       ---------    ----------------- ------------------
MARKETABLE EQUITY SECURITIES
   Global TeleSystems Group, Inc.     Available-for-sale (c)         1.7             $  76,566          $ 55,210       $  3,070
   GrandVision SA                     Available-for-sale (c)         0.4                 2,194              (202)          (174)
   MotherNature.com                   Available-for-sale (c)         4.5                 5,217            (4,736)        (4,736)
   El Sitio                           Available-for-sale (c)         3.8                34,780            29,383         29,383

-------------------------------------------------------------------------------------------------------------------------------
Total Marketable Equity Securities                                                     118,757            79,655         27,543
-------------------------------------------------------------------------------------------------------------------------------

PORTFOLIO INVESTMENTS
   Fuelman                               Equity Method (d)          46.7                15,754               n/a            n/a
   American Capital Access               Equity Method (d)          23.8                28,756               n/a            n/a
   Vanguard                               Cost Method (e)           15.0                 8,000               n/a            n/a
   VeloCom                                Cost Method (e)            3.9                10,350               n/a            n/a

-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments                                                             62,860               n/a            n/a

-------------------------------------------------------------------------------------------------------------------------------
Total Investments                                                                    $ 181,617          $ 79,655       $ 27,543
-------------------------------------------------------------------------------------------------------------------------------

(a) Carrying values for public portfolio investments were determined based on the share price of the securities traded on public markets on the last business day of the period. The carrying values of the non-public portfolio investments were determined under either the equity or cost method of accounting.
(b) Pre-tax unrealized holding gains and losses apply only to marketable equity securities.
(c) Unrealized gains or losses on securities classified as available-for-sale securities are recorded in the consolidated balance sheets net of tax within the caption "Accumulated other comprehensive income."
(d) These investments are in non-public companies and are accounted for on the equity method because the Company has a greater than 20% equity interest in each.
(e) These investments are in non-public companies and are accounted for on the cost method.

     On November 29, 1999, the Company invested an additional $5.0 million in Fuelman bringing its total interest to 46.7% on a fully diluted basis. On December 17, 1999, the Company invested $8.0 million in Vanguard Modular Building Systems, a leading regional provider of relocatable classrooms and other commercial modular space solutions. On January 7, 2000, the Company invested $10.4 million in VeloCom Inc., a facilities-based voice, data and Internet provider in Brazil and Argentina.

     On December 9, 1999, El Sitio, Inc. completed an initial public offering and is currently traded on the NASDAQ under the symbol "LCTO." The Company currently owns 1,456,756 shares of El Sitio. In addition, on December 9, 1999, MotherNature.com completed an initial public offering and is currently traded on the NASDAQ under the symbol "MTHR." The Company currently owns 678,589 shares of MotherNature.com. As a result of these public offerings, and in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company reclassified both these investments from portfolio investments to marketable equity securities and recorded them at their fair values at January 31, 2000. The holdings in El Sitio and MotherNature.com have been designated as available-for-sale securities.

     During the first quarter of 2000, the Company sold the remaining 532,702 shares of its investment in PrimaCom AG, a German cable television systems operator, which is traded on the German Neuer Markt, generating net proceeds of $33.1 million and a realized pre-tax gain of $8.0 million. The cumulative pre-tax gain recognized in the consolidated statement of operations on these 532,702 shares to the date of sale over the Company's original cost basis was $22.7 million. In addition, the Company sold 59,000 shares of its investment in GrandVision SA, an optical and photo retailer that is publicly-traded on the French Exchange under the symbol"GPS," generating net proceeds of approximately $1.8 million and a realized loss of $54,000.

     Investment income, consisted of the following for the three months ended January 31,

          (In thousands)                                      2000          1999
          ----------------------------------------------------------------------
          Interest and dividend income                      $    97      $    46
          Unrealized gain on marketable securities               --        5,634
          Realized gain on marketable equity securities       5,703           --
          Equity losses on portfolio investments                (47)        (359)
          Management fee                                       (890)          --
                                                            --------------------
          Investment income, net                            $ 4,863      $ 5,321
                                                            ====================

     Included in investment income are charges of $2.3 million in 2000 and $0.2 million in 1999 relating to performance-based compensation earned by the Chief Investment Officer and certain former employees based on certain investment events as defined in the GCC Investments, Inc. Incentive Pool Plan.

     In August, 1999, the Company established a new 99% owned subsidiary, GCC Investments, LLC ("LLC"). A portion of the investment portfolio - specifically the investments in El Sitio, MotherNature.com, ACA and Fuelman, was transferred into this entity at its fair value which approximated its current carrying amount. The remaining 1% interest was purchased at fair value by Chestnut Hill Capital Partners, LLC ("CHCP"), which is owned by the Company's Chief Investment Officer and investment professionals formerly employed by the Company's investment subsidiary.

     The LLC agreement specifies that profit sharing in the LLC will be between GCC and CHCP in accordance with certain contractual agreements. The activity relative to the minority interest includes the initial investment in the LLC by CHCP of approximately $0.6 million and the investment in LLC by CHCP for the investments purchased in the first quarter of 2000 of $0.2 million.

     CHCP also has a management agreement with GCC Investments, LLC which specifies that CHCP is to be reimbursed for certain expenses according to a specific formula. The amounts payable or paid for such expenses total $0.8 million during the first quarter of 2000.

3.   IMPAIRMENT OF THEATRE ASSETS, EARLY TERMINATIONS AND RESTRUCTURE

     The activity during the three months ended January 31, 2000 in the liability for early lease terminations was as follows:

                                           Reserve      Reserve for
                                          for Lease      Personnel
                                         Termination      Related        Total
                                            Costs          Costs        Reserve
                                            -----          -----        -------
          Balance at October 31, 1999      $ 13,930      $ 1,547      $ 15,477

          Cash payments:
               Lease buyouts                 (3,490)          --        (3,490)
               Rent and other payments         (323)        (182)         (505)

                                           -----------------------------------
          Balance at January 31, 2000      $ 10,117      $ 1,365      $ 11,482
                                           ===================================

     During the first quarter of 2000, the Company executed the termination of a theatre lease resulting in the payment of $3.0 million as well as the buyout of several equipment leases resulting in the payment of approximately $0.5 million. In addition, the Company made rent and other payments of $0.5 million during the quarter with respect to certain impaired theatres.

     The Company's reserves established for its leases on properties it intends to close reflect management's best estimate of the potential costs associated with exiting these leases. Estimates are based on analysis of the facilities, correspondence with the landlords, exploratory discussions with sublessees and market conditions. The amounts the Company eventually spends could differ materially from the amounts assumed in arriving at the original reserve.

     The gain on impairment and restructuring of $1.1 million in the first quarter of 2000 is primarily due to the settlement gain recognized as a result of the voluntary special retirement program offered by the Company in the fourth quarter of 1999.

4.   SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

     The Company has segmented its operations in a manner that reflects how its chief operating decision maker reviews the results of the businesses that make up the consolidated entity. The Company identified six reportable segments - four segments within what the Company considers its domestic theatre operation (which encompasses all theatres in the continental United States); one segment which includes the Company's joint ventures in South America and Mexico; and the final segment which includes all of the activity related to the investment portfolio business and corporate administration. This identification of segments emanates from management's recognition that (i) its domestic theatre locations are being operated in different manners given their ultimate strategic importance to the Company;
     (ii) its South American and Mexican operations are new theatre ventures in markets that are completely dissimilar to the United States market; and
     (iii) its investing activity in a variety of non-theatre related activities is wholly separate from theatre operations. The four operating segments within the domestic operations are core markets, other markets, impaired theatres and other expenses. The core segment represents those markets management defined as its strategic area of operations and includes theatres operating in the Northeast and Midwest. The other market segment includes those theatres outside of the core markets that are profitable and therefore are not defined as impaired. The impaired theatre segment includes all theatres that have been identified as impaired units in accordance with the analysis discussed in Note 4 of the Company's Annual Report. The other expenses column includes the regional and home office administration expenses of the domestic theatre operations.

     The Company evaluates both domestic and international theatre performance and allocates resources based on current and projected earnings before interest, taxes, depreciation and amortization. Information concerning earnings (loss) before income taxes have also been provided so as to aid in the reconciliation to the consolidated totals. The international theatre segment has been reported in this footnote as if it were a fully-consolidated subsidiary rather than under the equity method as it has been reported in the consolidated financial statements because the Company evaluates operations on this basis. The adjustment column is utilized to return the international theatre segment to the equity method, as the international joint ventures are 50% owned, and to eliminate intercompany balances.

                                  TOTAL COMPANY
                                  -------------
(In thousands)

THREE MONTHS ENDED JANUARY 31, 2000:            Domestic   International     Other       Segment                 Consolidated
                                                Theatres     Theatres     Operations     Totals     Adjustments     Totals
                                                --------     --------     ----------     ------     -----------     ------
Revenues:
     Admissions                                $ 64,402      $ 11,384       $    --     $ 75,786    $ (11,384)     $ 64,402
     Concessions                                 28,613         3,656            --       32,269       (3,656)       28,613
     Other                                        4,848         1,178            --        6,026       (1,178)        4,848
                                               ----------------------------------------------------------------------------
Total revenues                                   97,863        16,218            --      114,081      (16,218)       97,863
                                               ----------------------------------------------------------------------------
Earnings (loss) before taxes, interest,
  depreciation and amortization                   2,892         2,470          (924)       4,438       (2,470)        1,968
Net investment income                                29            25         4,834        4,888          (25)        4,863
Earnings (loss) before income taxes                 605          (674)        3,364        3,295         (114)        3,181

THREE MONTHS ENDED JANUARY 31, 1999:            Domestic   International     Other       Segment                 Consolidated
                                                Theatres     Theatres     Operations     Totals     Adjustments     Totals
                                                --------     --------     ----------     ------     -----------     ------
Revenues:
     Admissions                                $  68,418      $ 7,702          $ --     $ 76,120    $  (7,702)     $ 68,418
     Concessions                                  31,332        2,641            --       33,973       (2,641)       31,332
     Other                                         4,648          424            --        5,072         (424)        4,648
                                               ----------------------------------------------------------------------------
Total revenues                                   104,398       10,767            --      115,165      (10,767)      104,398
                                               ----------------------------------------------------------------------------
Earnings (loss) before taxes, interest,
  depreciation and amortization                    4,363       (1,470)       (1,856)       1,037        1,470         2,507
Net investment income (loss)                          37         (193)        5,284        5,128          193         5,321
Earnings (loss) before income taxes                  818       (3,233)        3,122          707        1,655         2,362

                                DOMESTIC THEATRES
                                -----------------

THREE MONTHS ENDED JANUARY 31, 2000:                           Core         Other      Impaired      Other     Total Domestic
                                                              Markets      Markets     Theatres     Expenses      Theatres
                                                              -------      -------     --------     --------      --------
Revenues:
     Admissions                                              $ 39,067      $ 14,309     $ 11,026    $      --      $ 64,402
     Concessions                                               17,238         6,180        5,195           --        28,613
     Other                                                      2,396         1,732          720           --         4,848
                                                           ----------------------------------------------------------------
Total revenues                                                 58,701        22,221       16,941           --        97,863
                                                           ----------------------------------------------------------------
Earnings (loss) before taxes, interest,
  depreciation and amortization                                 6,280         3,018       (1,615)      (4,791)        2,892
Earnings (loss) before income taxes                             5,938         2,350       (1,766)      (5,917)          605

THREE MONTHS ENDED JANUARY 31, 1999:                           Core         Other      Impaired      Other     Total Domestic
                                                              Markets      Markets     Theatres     Expenses      Theatres
                                                              -------      -------     --------     --------      --------
Revenues:
     Admissions                                              $ 37,805      $ 16,612     $ 14,001    $      --      $ 68,418
     Concessions                                               16,980         7,644        6,708           --        31,332
     Other                                                      2,335         1,138        1,175           --         4,648
                                                           ----------------------------------------------------------------
Total revenues                                                 57,120       25,394        21,884           --       104,398
                                                           ----------------------------------------------------------------
Earnings (loss) before taxes, interest,
  depreciation and amortization                                 8,423         2,236         (969)      (5,327)        4,363
Earnings (loss) before income taxes                             6,572         1,247       (1,235)      (5,766)          818

     The Company's South American joint venture, Hoyts General Cinema South America ("HGCSA") has entered into a $75 million debt financing arrangement with major financial institutions to fund its operations in Argentina, which is secured by the several guaranty of the joint venture's partners. Availability of this financing beyond $50 million is subject to syndication to third-party financial institutions. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At January 31, 2000, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $8.5 million.

     HGCSA has entered into a $22.5 million debt financing arrangement with financial institutions to fund its operations in Chile, which is secured by the several guaranty of the partners. The Company is liable for 50% of the outstanding borrowings. At January 31, 2000, the Company's portion of the outstanding borrowings under this facility, that it guarantees, was approximately $11.1 million, which was comprised of $8.8 million of outstanding borrowings and $2.3 million of outstanding guarantees. During the first quarter of 2000, the Company invested $1.5 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at January 31, 2000. This certificate of deposit is included in other current assets in the consolidated balance sheets.

5.   EARNINGS PER SHARE

     The computation of basic and diluted earnings per share is shown below. Basic earnings per share excludes any dilutive effect of options, warrants and convertible securities.

                                                                                        For The Three Months Ended
                                                                         Reference              January 31,
                                                                         ---------              -----------
(In thousands, except per share data)                                                       2000           1999
                                                                                            ----           ----
Earnings before cumulative effect of accounting change                       A                $ 1,909         $ 1,417
                                                                                      ---------------   -------------
Determination of shares:
    Weighted average number of common shares outstanding                     B                  7,734           7,710
    Diluted effect of contingently returnable shares and shares
        issuable on exercise of stock options                                                       1             142
                                                                                      ---------------   -------------
Weighted average common shares outstanding for diluted computation           C                  7,735           7,852
                                                                                      ---------------   -------------
Earnings per share before cumulative affect of accounting change:
    Basic                                                                   A/B                 $0.25           $0.18
    Diluted                                                                 A/C                 $0.25           $0.18

6.   COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

(In thousands)                                  For the Three Months Ended January 31,
                                                --------------------------------------
                                                      2000                 1999
                                                      ----                 ----
Net earnings (loss)                             $            (897)    $         1,417
Unrealized gains on securities, net of tax                 16,527              20,322
                                                -----------------     ---------------
Ending balance                                  $          15,630     $        21,739
                                                -----------------     ---------------

7.   ACCOUNTING FOR START-UP ACTIVITIES

     In the first quarter of 2000, the Company adopted Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activity." SOP 98-5 requires start-up activities to be expensed when incurred. The Company's practice had been to capitalize lease costs incurred prior to openings of theatres and amortize these costs under generally accepted accounting principles. The adoption of this new accounting pronouncement resulted in a one-time non-cash charge to the Company's statements of operations for the three months ended January 31, 2000 of $4.7 million (net of income tax benefit of $1.9 million) or $0.37 per diluted share.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments in Hedging Activity." The Company is not required to implement this standard until fiscal 2001. Its requirements are complex and its scope far-reaching. The Company has not completed its evaluation of the impact of this standard on the financial statements.

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

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 21, 2000 VERSUS THE THREE MONTHS ENDED JANUARY 31,
-----------------------------------------------------------------------------
1999
----

THEATRE REVENUES - Total revenues decreased 6.3% to $97.9 million for the three months ended January 31, 2000 from $104.4 million for the same period in 1999 primarily attributable to a 13.4% decrease in patronage partially offset by a 8.7% increase in average ticket price and a 5.5% increase in concession sales per patron. The decrease in patronage was mainly due to continued competitor impacts resulting from the construction of megaplex theatres throughout the country as well as a reduction in the number of units and screens that the Company operates. The build-up of megaplex theatres over the past three years has resulted in a dramatic increase in the number of screens throughout the country. This has negatively impacted the Company's patronage and profitability. In the first quarter of 2000, the competitor impact was particularly felt in the non-core markets. The Company operated domestically 1,041 screens at 134 locations at January 31, 2000 compared to 1,074 screens at 147 locations at January 31, 1999. The increase in average ticket prices was due to price increases adopted at the beginning of the quarter in a majority of theatres. The growth in concessions sales per patron was principally attributable to marketing promotions during the quarter, the continued rollout of new products and increased consumption.

COSTS OF THEATRE OPERATIONS - Cost of theatre operations (film rentals, concessions, theatre operations and administrative expenses and depreciation and amortization) decreased 5.0% to $99.1 million in 2000 from $104.3 million last year. However, as a percentage of total revenues, cost of theatre operations was 101.3% for the first quarter of 2000 compared to 99.9% for the same period in 1999. This increased percentage of the cost of theatre operations to total revenues for the first three months of the current year compared to the same period in 1999 was primarily due to increased occupancy costs associated with the new megaplex theatres opened over the last twelve months. This increase was partially offset by lower administrative costs, a decrease in theatre payroll costs, lower pre-opening expenses due to less theatres opening in the quarter and higher film margins.

(GAIN) LOSS ON DISPOSITION OF THEATRE ASSETS - During the first quarter of 2000, the Company sold two theatres with 10 screens as well as miscellaneous assets generating proceeds of $2.6 million and a realized pre-tax gain of $0.6 million.

(GAIN) LOSS ON IMPAIRMENT AND RESTRUCTURING - The Company recorded a gain of $1.1 million in the three months ended January 31, 2000, as a result of the settlement gain associated with the voluntary special retirement program offered by the Company in the fourth quarter of 1999. The gain was realized as a result of benefit payments made out of the Company's pension plan under the special retirement program.

CORPORATE EXPENSES - Corporate expenses decreased 50% to $0.8 million in 2000 from $1.5 million in 1999 primarily due to a reclassification of the investment group expenses from corporate expenses to investment income as a result of the new subsidiary established in the fourth quarter of 1999, GCC Investments, LLC ("LLC"). The new subsidiary is owned 99% by the Company and the remaining 1% interest is owned by Chestnut Hill Capital Partners, LLC ("CHCP"), which is owned by the Chief Investment Officer and investment professionals formerly employed by the Company's investment subsidiary. CHCP has a management agreement with LLC, which specifies that CHCP is to be reimbursed for certain expenses according to a specific formula. Under this agreement, the management fee expense for the first quarter of fiscal 2000, and included in investment income, was $0.9 million.

EQUITY LOSSES IN THEATRE AFFILIATES - The Company recorded net equity losses in theatre affiliates of $0.8 million for the three months ended January 31, 2000 compared to $1.5 million for the same period in 1999. The decrease in equity losses was primarily due to the Hoyts General Cinema South America ("HGCSA") joint venture. Revenues of the HGCSA venture increased 68% to $11.9 million for the first quarter of 2000, versus $7.1 million for the same period in 1999. This increase in revenues was primarily due to higher patronage as a result of opening four theatres with 45 screens over the last twelve months. The net loss of HGCSA improved to $0.7 million for the first three months of 2000, which is an improvement of $1.3 million over the same period in 1999. This improvement is primarily due to the increase in revenues and a reduction in start-up costs that were incurred by the venture in the first quarter of 1999.

INVESTMENT INCOME, NET - The Company recorded investment income of $4.9 million in 2000 compared to investment income of $5.3 million in 1999. The Company's investment income during the current quarter included the realized pre-tax gain of $8.0 million on the sale of the remaining shares of PrimaCom, partially offset by performance based compensation of $2.3 million earned by certain former employees as a result of the sale of all the Company's holdings in PrimaCom, management expenses of $0.9 million and other gains of $0.1 million. In the first quarter of 1999, the Company recorded a $5.8 million unrealized pre-tax gain on the Global TeleSystems Group, Inc. trading securities, partially offset by other losses of $0.5 million.

INTEREST EXPENSE - The Company's interest expense increased to $0.6 million for the three months ended January 31, 2000 compared to $0.4 million in 1999 mainly due to increased borrowings outstanding during the quarter under the revolving credit facility.

INCOME TAX EXPENSE - The Company's effective tax rate was 40% in 2000, unchanged from 1999.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX - In the first quarter of 2000, the Company adopted Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activity." SOP 98-5 requires start-up activities to be expensed when incurred. The Company's practice had been to capitalize lease costs incurred prior to openings of theatres and amortize the costs under generally accepted accounting principles. The adoption of this new accounting pronouncement resulted in a one-time non-cash charge to the Company's statements of operations for the three months ended January 31, 2000 of $4.7 million (net of income tax benefit of $1.9 million) or $0.37 per diluted share.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

                                 ---------------

DOMESTIC THEATRES - Virtually all of the GCC's revenues are collected in cash, principally through theatre admissions and concession sales. The Company has an operating "float" which partially finances its operations and allows the Company to operate on a negative working capital basis. This "float" exists because admissions and concessions revenues are typically received in cash, while film rentals and concessions costs are ordinarily paid to suppliers generally 15 to 45 days after the receipt of box office admissions and concessions revenues. Occasionally, the Company is required to make film advances to distributors. Significant changes to components of the Company's working capital will be discussed in the appropriate sections below.

In the three months ended January 31, 2000, General Cinema Theatres, Inc. (GCT) opened a 14-screen theatre in Chicago, Illinois, a 7-screen theatre in Washington, D.C. and added a screen to an existing theatre in the Boston, Massachusetts area. The Company has commitments to open two additional theatres in 2000 and, currently, no commitments beyond that. Aggregate costs, including construction and pre-opening costs paid by the Company in opening these theatres amounted to approximately $0.4 million. The aggregate construction costs paid by the Company for a theatre vary depending on the lease negotiated with the landlord, the number of auditoriums, additional amenities that may be offered at the theatre and the portion of costs provided by the Company's agreement with a major financial institution to provide operating leases on leasehold improvements and equipment. Capital outflows have been minimized on these projects as a result of this operating lease agreement. The overall operating lease program was designed to provide up to $250 million of funding over five years for the Company's theatre expansion program. Since the inception of this leasing arrangement in 1996, the Company has entered into $118.8 million of operating leases with the financial institution. Availability of this lease arrangement is in part dependent upon the ability of the financial institution to syndicate leases to third party financial institutions. The receivable due from a financial institution results from the Company initially advancing monies for leased assets for new theatres as the financial institution's agent. On a periodic basis these advances are reimbursed by the financial institution. At January 31, 2000, the Company had an outstanding receivable of $31.0 million, an increase during the first three months of 2000 of $15.5 million. This increase is primarily due to monies advanced by the Company for the two theatres opened in the first quarter and the two theatres currently under construction.

The Company has significant lease commitments. Lease payments totaled $76.5 million in 1999 and minimum lease payments are anticipated to approximate $79.5 million in 2000.

During the quarter, the Company sold two theatres with ten screens and miscellaneous assets generating proceeds of $2.6 million. In addition, the Company closed four theatres with 23 screens during the first quarter of 2000. Two of the theatres were identified as impaired and the costs associated with the closing of these theatres were previously provided and included as part of the early lease termination reserve. At January 31, 2000, the Company had an outstanding liability for early lease terminations of $11.5 million. The Company's reserve established for leases on properties it intends to abandon reflects management's best estimate of the potential cost associated with exiting the existing lease. Estimates are based on analysis of the facilities, correspondence with the landlords, exploratory discussions with sublessees and market conditions. The amounts the Company will eventually be obligated for could differ materially from the amounts assumed at arriving at the reserve. This process will continue and the Company from time to time may be required to make additional substantial one-time cash outflows. During the first quarter of 2000, the Company made cash payments of $3.5 million to terminate leases and $0.5 million for rent and other payments

For the three months ended January 31, 2000, GCT made expenditures of $1.7 million for leasehold improvements, furniture and equipment purchases as well as information services related projects. Domestic capital expenditures are expected to approximate $12.0 million in 2000. In addition, the Company made expenditures of $0.5 million associated with its Sundance Cinema joint venture. GCC anticipates contributing $6.0 million of cash to this joint venture during fiscal 2000. The Company currently has commitments to open two Sundance theatres. The first Sundance theatre is anticipated to open in calendar year 2000.

INTERNATIONAL THEATRES - During the three months ended January 31, 2000, the Company opened an 8-screen theatre in Chile through its South American joint venture. The joint venture in South America, HGCSA, anticipates opening an additional 39 screens and 4 units by the end of calendar 2000. This theatre expansion program will be financed through debt facilities in Chile and Argentina. Future advances are required of the partners under the South American joint venture agreement only if sufficient bank financing is not available. Debt financing has been obtained by HGCSA through its local subsidiaries for its theatre expansion program in Chile and Argentina.

HGCSA has entered into a $75 million debt financing agreement with major financial institutions to fund its operations in Argentina, which is secured by the several guaranty of the joint venture's partners. Availability of this financing beyond $50 million is subject to syndication to third-party financial institutions. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At January 31, 2000, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $8.5 million.

HGCSA has entered into a $22.5 million debt arrangement with financial institutions to fund its operations in Chile, which is secured by the several guaranty of the joint venture's partners. The Company is liable for 50% of the outstanding borrowings. At January 31, 2000, the Company's portion of the outstanding borrowings under these facilities that it guarantees was approximately $11.1 million, which was comprised of $8.8 million outstanding borrowings and $2.3 million of outstanding guarantees. During the first quarter of 2000, the Company invested $1.5 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at January 31, 2000. This certificate of deposit is included in other current assets in the consolidated balance sheets.

During the first quarter of 2000, the Company executed a letter of intent to sell its five-theatre investment in Mexico to a local competitor.

INVESTMENT PORTFOLIO - At January 31, 2000, marketable equity securities were $118.8 million, an increase of $15.8 million from the balance at October 31, 1999. The increase in marketable securities during the first three months of 2000 was primarily due to appreciation in value of its Global TeleSystems, Group, Inc. investment of $3.1 million, the sale of a portion of the Company's investment in GrandVision SA, the sale of the remaining shares of PrimaCom and the initial public offering of the Company's El Sitio and MotherNature.com investments.

In November, 1999, the Company sold 59,000 shares of GrandVision SA generating proceeds of approximately $1.8 million. In addition, the Company sold its remaining 532,702 shares in PrimaCom during the first quarter of 2000 generating net cash proceeds of approximately $33.1 million.

On November 29, 1999, the Company invested an additional $5.0 million in Fuelman bringing its total interest to 46.7% on a fully diluted basis. On December 17, 1999, the Company invested $8.0 million in Vanguard Modular Building Systems, a leading provider of relocatable classrooms and other commercial modular space solutions. On January 7, 2000, the Company invested $10.4 million as part of an overall $20.7 million commitment in VeloCom Inc., a facilities-based voice, data and Internet provider in Brazil and Argentina. The Company anticipates the additional investment in VeloCom Inc. of approximately $10.4 million will be made by the third quarter of 2000.

Both El Sitio and MotherNature.com completed initial public offerings during the first quarter of 2000. As a result of these public offerings, and in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company reclassified both these investments to marketable equity securities and recorded them at their fair values at January 31, 2000 of $34.8 million for El Sitio and $5.2 million for MotherNature.com.

OTHER - The Company received net borrowings of $14.7 million on its outstanding revolving credit facility and paid interest of $0.4 million during the first three months of 2000. The average interest rate for the first quarter was 7.4%.

In December, 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock through December, 2000.

The Company believes that cash generated from operations, asset sales under agreement, cash and cash equivalents of $5.5 million, amounts available under the Company's revolving credit facility, the operating lease arrangement and the South American joint venture debt agreements will be sufficient to fund operating requirements, capital expenditures and the Company's investment activities for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments in Hedging Activity." The Company is not required to implement this standard until fiscal 2001. Its requirements are complex and its scope far-reaching. The Company has not completed its evaluation of the impact of this standard on the financial statements.

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

YEAR 2000 - The Year 2000 issue was primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. As a result, such computer systems would be unable to interpret dates beyond the year 1999, which could have caused a system failure or other computer errors leading to a disruption in the operation of such systems. In 1996, the Company developed a strategic plan to update its information systems in order to meet business needs, move away from a mainframe processing environment and create a new system infrastructure. As a result of this plan, several major processing systems were replaced or significantly upgraded during 1997 and 1998, and are, for the most part, Year 2000 compliant, including certain point of sale systems, theatre timekeeping and financial reporting systems. In 1998, the Company established a project team to coordinate existing Year 2000 activities and address remaining Year 2000 issues.

The Company's plan devoted the necessary resources to identify and modify systems potentially impacted by Year 2000, or implement new systems to become Year 2000 compliant in a timely manner. In 1999, the Company executed its Year 2000 plan as systems potentially impacted by Year 2000 were identified and, if necessary, were modified. In addition, the Company developed contingency plans for key operational areas that could have been impacted by the Year 2000 problem.

The Company did not incur any significant Year 2000 issues during, or after, the move into the new calendar year. The total cost of executing the Company's Year 2000 plan in 1999 was approximately $2.0 million.

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

The domestic motion picture segment is subject primarily to interest rate risks. It bears this risk in two specific ways. First, the Company borrows money under its revolving credit facility to fund its operating needs. At January 31, 2000, the Company had outstanding borrowings of $27.7 million, carrying a variable interest rate, which was 7.61% on that date. The Company's exposure related to variable interest resides in the earnings and cash flow implications caused by changes in interest rates. However, a 100 basis point change in the variable rate of interest paid by the Company on its outstanding borrowings under its revolving credit facility would not have a significant impact on either the earnings or cash flows of the Company. The second component of interest rate risk relates to amounts earned on the Company's short-term investments of excess cash. Such risk affects fair values, earnings and cash flows.

Operations in Mexico and South America are undertaken through equity method investees. Fluctuations in the market value of the underlying equity are not reported for financial purposes nor can a sensitivity analysis be performed relative to the market risk of the underlying equity. Because these investments are in Mexico and South America and because the operations of each of these entities are conducted utilizing local currencies, the Company's financial statements are exposed to foreign currency exchange rate changes. Market risk relative to exchange fluctuations does not exist in the Company's Mexican and South American locations since these currently operate in non hyper-inflationary environments.

The Company does not consider its cash flows to be currently exposed to exchange rate risk because it has no current intention of repatriating earnings from these Mexican and South American locations. Certain of the international joint venture debt facilities are guaranteed by the Company. In the event of default under certain of these debt facilities and if such guarantees were called, the contingent guaranteed obligations would be subject to changes in foreign currency exchange rates. If the Company should effect the sale of its Mexican investment, such transaction would occur in US dollars.

The Company's investment portfolio is primarily exposed to risks arising from changes in equity prices. Such portfolio has been segmented into two categories. The first category of investments held in the portfolio relate to those marketable equity securities classified as available-for-sale. Four investment holdings are classified herein at January 31, 2000: the Company's investments in Global TeleSystems Group, Inc. ("GTS"), an international telecommunications company (NYSE:GTS); El Sitio (NASDAQ:LCTO), an Internet provider of global and country-specific content targeting Spanish and Portuguese speaking people in Latin America; MotherNature.com (NASDAQ:MTHR), a Web-based retailer of vitamins, supplements and minerals; and GrandVision ("GPS"), an optical and photo retailer that is publicly-traded on the French Exchange under the symbol "GPS." The GTS shares are subject to considerable market risk due to its volatility, and during the first quarter of 2000, have traded as high as $36.13 and as low as $24.94. At January 31, 2000, the GTS shares closed at $24.94. El Sitio shares, since its initial public offering through January 31, 2000, have traded as high as $41.00 and as low as $16.00. At January 31, 2000, the El Sitio shares closed at $23.88. MotherNature.com shares, since its initial public offering through January 31, 2000, have traded as high as $13.00 and as low as $7.31. At January 31, 2000, the MotherNature.com shares closed at $7.69. During the first quarter of 2000, The GPS shares have traded as high as 31.00 euros and as low as 26.22 euros. As of January 31, 2000, GPS shares closed at 26.78 euros. Equity market fluctuations, without taking into account the impact of fluctuations in the euro vis-a-vis the US dollar, can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 20% fluctuation in the aggregate value of the available-for-sale securities would either reduce or increase total assets by $15.7 million.

In addition, the GrandVision securities are traded in euros. A 10% fluctuation in the value of the euro versus the US dollar (holding the value of the underlying equity securities constant) could impact pre-tax earnings and total assets by $0.2 million.

The final category of securities in the Company's investment portfolio includes a number of holdings in non-publicly traded companies. The Company values these at either cost less impairment (if any) or under the equity method of accounting. Equity method investees are specifically excluded from the scope of this disclosure. Non-public investees where the Company owns less than a 20% stake are also subject to fluctuations in value, but their current illiquidity reduces their exposure to pure market risk.

                                     PART II
                                     -------

Item 6. Exhibits and Reports on Form 8-K.

     (a)  EXHIBITS.

          27.1 Financial data schedule.

     (b)  REPORTS ON FORM 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended January 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

     GC COMPANIES, INC.

Date: March 16, 2000                  /s/ Richard A. Smith
                                      --------------------------------------
                                      Richard A. Smith
                                      Chairman of the Board of Directors and
                                      Chief Executive Officer

Date: March 16, 2000                  /s/ G. Gail Edwards
                                      --------------------------------------
                                      G. Gail Edwards Vice President, Chief
                                      Financial Officer and Treasurer Principal
                                      Accounting Officer