Form 10-Q
period 2000-04-30
GC COMPANIES INC
filed 2000-06-14
CIK 912295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the Quarter Ended                  APRIL 30, 2000
                                ------------------------------------------------

         Commission File Number                    12360
                                 -----------------------------------------------




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

    YES  [X]        NO  [ ]

As of June 8, 2000, there were outstanding 7,830,702 shares of the issuer's common stock, $.01 par value.

                               GC COMPANIES, INC.

                                    I N D E X


                                                                            PAGE
                                                                          NUMBER
Part I.          FINANCIAL INFORMATION

  Item 1.        Condensed Consolidated Balance Sheets as of
                 April 30, 2000 and October 31, 1999                         1

                 Condensed Consolidated Statements of Operations for
                 the Three and Six Months Ended April 30, 2000 and 1999      2

                 Condensed Consolidated Statements of Cash Flows for
                 the Six Months Ended April 30, 2000 and 1999                3

                 Notes to Condensed Consolidated Financial Statements        4

  Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        12

  Item 3.        Quantitative and Qualitative Disclosure About Market
                 Risk                                                       20

Part II.         OTHER INFORMATION

  Item 4.        Submission of Matters to a Vote of Security Holders        22

  Item 6.        Exhibits and Reports on Form 8-K                           22

                 Signatures                                                 23

Exhibit 27.1     Financial Data Schedule

                               GC COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                         APRIL 30,
                                                           2000             OCTOBER 31,
                                                        (UNAUDITED)            1999
                                                        -----------         -----------
ASSETS
Current assets:
  Cash and cash equivalents                             $  16,635           $  11,106
  Marketable equity securities                             62,362             102,956
  Receivable due from financing institution                    --              15,522
  Other current assets                                      6,781               5,123
  Income tax receivable                                     9,104               8,666
                                                        ---------           ---------
    Total current assets                                   94,882             143,373

Property and equipment, net                               139,686             109,353

Portfolio investments                                      63,618              54,657
Investment in international theatre affiliates             55,068              58,815
Other assets                                                6,876               4,641
Deferred income taxes                                       4,330               4,768
                                                        ---------           ---------
                                                        $ 364,460           $ 375,607
                                                        =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations           $     588           $     587
  Trade payables                                           42,199              34,325
  Liability for early lease terminations                    7,181              15,477
  Other current liabilities                                70,552              81,740
  Deferred income taxes                                     6,233              16,732
                                                        ---------           ---------
    Total current liabilities                             126,753             148,861

Long-term liabilities:
  Capital lease obligations                                   698                 990
  Other long-term liabilities                              36,513              34,575
  Revolving credit facility                                44,600              13,000
                                                        ---------           ---------
    Total long-term liabilities                            81,811              48,565

Minority interest                                           2,459               1,722

Commitments and contingencies

Shareholders' equity:
  Common stock                                                 78                  78
  Additional paid-in capital                              141,013             140,166
  Accumulated other comprehensive income                   15,504              32,353
  Unearned compensation                                    (2,398)             (2,280)
  Retained earnings (deficit)                                (760)              6,142
                                                        ---------           ---------
     Total shareholders' equity                           153,437             176,459
                                                        ---------           ---------
                                                        $ 364,460           $ 375,607
                                                        =========           =========

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands except for per share amounts)

                                                                FOR THE THREE MONTHS                      FOR THE SIX MONTHS
                                                                   ENDED APRIL 30,                         ENDED APRIL 30,
                                                            -----------------------------           -----------------------------
                                                               2000               1999                2000                 1999
                                                            ---------           ---------           ---------           ---------
Revenues:
  Admissions                                                $  52,712           $  49,710           $ 117,114             118,128
  Concessions                                                  23,242              22,016              51,855              53,348
  Other                                                         3,359               2,490               8,207               7,138
                                                            ---------           ---------           ---------           ---------
                                                               79,313              74,216             177,176             178,614
Costs and expenses:
  Film rentals                                                 25,903              22,781              59,166              59,008
  Concessions                                                   3,759               3,821               9,362               9,755
  Theatre operations and administrative expenses               53,522              53,556             109,800             111,778
  Depreciation and amortization                                 4,631               4,144               8,589               8,019
  (Gain) loss on disposition of theatre assets                    284              (2,182)               (303)             (2,132)
  (Gain) loss on impairment and restructuring                  (2,352)                452              (3,430)                500
  Corporate expenses                                              685               1,612               1,436               3,120
                                                            ---------           ---------           ---------           ---------

Operating loss                                                 (7,119)             (9,968)             (7,444)            (11,434)
Equity losses in theatre affiliates                              (590)               (634)             (1,388)             (2,139)
Investment income (loss), net                                  (1,335)              6,408               3,528              11,729
Interest expense                                                 (915)               (665)             (1,474)             (1,045)
Gain (loss) on disposition of non-operating assets                (50)                 (9)                (50)                383
                                                            ---------           ---------           ---------           ---------
Loss before income taxes                                      (10,009)             (4,868)             (6,828)             (2,506)
Income tax benefit                                              4,004               1,947               2,732               1,002
                                                            ---------           ---------           ---------           ---------
Loss before cumulative effect of accounting change             (6,005)             (2,921)             (4,096)             (1,504)
Cumulative effect of accounting change, net of tax                 --                  --              (2,806)                 --
                                                            ---------           ---------           ---------           ---------
Net loss                                                    $  (6,005)          $  (2,921)          $  (6,902)          $  (1,504)
                                                            =========           =========           =========           =========
Loss per share:
  Basic:
     Loss before cumulative effect of
        accounting change                                   $   (0.77)          $   (0.38)          $   (0.53)          $   (0.20)
     Cumulative effect of accounting change                        --                  --               (0.36)                 --
                                                            ---------           ---------           ---------           ---------
     Net loss                                               $   (0.77)          $   (0.38)          $   (0.89)          $   (0.20)
                                                            =========           =========           =========           =========
Loss per share:
  Diluted:
     Loss before cumulative effect of
        accounting change                                   $   (0.77)          $   (0.38)          $   (0.53)          $   (0.20)
     Cumulative effect of accounting change                        --                  --           $   (0.36)                 --
                                                            ---------           ---------           ---------           ---------
     Net loss                                               $   (0.77)          $   (0.38)          $   (0.89)          $   (0.20)
                                                            =========           =========           =========           =========
Weighted average shares outstanding:
  Basic                                                         7,753               7,712               7,744               7,711
                                                            =========           =========           =========           =========
  Diluted                                                       7,753               7,712               7,744               7,711
                                                            =========           =========           =========           =========

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                   FOR THE SIX MONTHS
                                                                     ENDED APRIL 30,
                                                                  2000           1999
                                                                --------       --------
Cash flows from operating activities:
    Net loss                                                    $ (6,902)      $ (1,504)
    Adjustments to reconcile net earnings to net
     cash (used) provided by operating activities:
          Depreciation and amortization                            8,589          8,019
          Equity losses in theatre affiliates                      1,388          2,139
          Unrealized gains on marketable equity securities            --        (19,945)
          Realized gains on marketable equity
               securities and portfolio investments               (5,513)          (526)
          Equity losses in portfolio investments                     289            540
          Loss on impairment of portfolio investments                 --          8,273
          Cumulative effect of accounting change                   2,806             --
          Gain on disposition of assets, impairment and
               restructuring                                      (3,683)        (2,015)
          Other non-cash activities                                1,545          3,678
          Changes in assets and liabilities:
            Liabilities for early lease terminations              (6,683)        (4,260)
            Trade payables                                         7,874          3,094
            Other current assets and liabilities                   2,339        (15,752)
                                                                --------       --------
    Net cash provided (used) by operations                         2,049        (18,259)
                                                                --------       --------

Cash flows from investing activities:
    Capital expenditures                                         (45,421)       (10,042)
    Proceeds from the disposition of theatre assets                2,390          5,295
    Proceeds from the liquidation of short-term
      investments                                                     --         12,989
    Proceeds from sale of marketable equity securities            37,390         12,513
    Purchase of portfolio investments                            (24,350)            --
    Advances from (to) international theatre affiliates            1,091         (1,419)
    Other investing activities                                       342           (849)
                                                                --------       --------
    Net cash (used) provided by investing activities             (28,558)        18,487
                                                                --------       --------

Cash flows from financing activities:
    Increase in revolving credit facility                         31,600          8,225
    Other financing activities                                       438           (157)
                                                                --------       --------
    Net cash provided by financing activities                     32,038          8,068
                                                                --------       --------
    Net increase in cash and cash equivalents                      5,529          8,296

Cash and cash equivalents at beginning of period                  11,106          2,479
                                                                --------       --------
Cash and cash equivalents at end of period                      $ 16,635       $ 10,775
                                                                ========       ========

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of GC Companies, Inc. (GCC or the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current years' presentation. The Company's theatre business is seasonal in nature and the results of its investment operation are subject to a high degree of volatility, accordingly, the results of operations for these periods historically have not been indicative of the results for the full year.

2. MARKETABLE EQUITY SECURITIES AND PORTFOLIO INVESTMENT

As of April 30, 2000, information concerning marketable equity securities and portfolio investments was as follows:

(In thousands except percentages)

                                                                                                        CHANGE            CHANGE
                                                                                   CUMULATIVE         IN PRE-TAX        IN PRE-TAX
                                                                                  GROSS PRE-TAX       UNREALIZED        UNREALIZED
                                                                   AGGREGATE       UNREALIZED          HOLDING            HOLDING
                                   ACCOUNTING       PERCENT OF     CARRYING          HOLDING        GAINS (LOSSES)    GAINS (LOSSES)
          INVESTMENT              DESIGNATION        OWNERSHIP     VALUE (a)    GAINS (LOSSES)(b) FOR THE QUARTER(b) YEAR TO DATE(b)
          ----------              -----------       ----------     ---------    ----------------- ------------------ ---------------

MARKETABLE EQUITY SECURITIES
   Global TeleSystems         Available-for-sale (c)    1.7             $44,711           $23,356           ($31,854)      ($28,784)
   GrandVision                Available-for-sale (c)    0.1                 209               166                368            194
   MotherNature.com           Available-for-sale (c)    4.5               1,782            (8,137)            (3,401)        (8,137)
   El Sitio                   Available-for-sale (c)    3.8              15,660            10,455            (18,929)        10,455
====================================================================================================================================
Total Marketable Equity Securities                                       62,362            25,840            (53,816)       (26,272)
====================================================================================================================================

PORTFOLIO INVESTMENTS
   Fuelman                     Equity Method (d)       46.7              16,548               n/a                n/a            n/a
   American Capital Access     Equity Method (d)       23.8              28,720               n/a                n/a            n/a
   Vanguard                     Cost Method (e)        15.0               8,000               n/a                n/a            n/a
   VeloCom                      Cost Method (e)         3.9              10,350               n/a                n/a            n/a

====================================================================================================================================
Total Portfolio Investments                                              63,618               n/a                n/a            n/a
====================================================================================================================================
Total Investments                                                      $125,980           $25,840           ($53,816)      ($26,272)
====================================================================================================================================


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

On November 29, 1999, the Company invested an additional $5.0 million in Fuelman bringing its total interest to 46.7% on a fully diluted basis. On December 17, 1999, the Company invested $8.0 million in Vanguard Modular Building Systems ("Vanguard"), a leading regional provider of relocatable classrooms and other commercial modular space solutions. On January 7, 2000, the Company invested $10.4 million as part of an overall commitment of $20.7 million in VeloCom Inc., a facilities-based voice, data and Internet provider in Brazil and Argentina. The Company anticipates the additional investment in VeloCom of approximately $10.4 million will be made by the end of the fiscal year.

During the second quarter of 2000, the Company invested an additional $1.0 million in Fuelman in the form of a note.

On December 9, 1999, El Sitio, Inc. completed an initial public offering and is currently traded on the NASDAQ under the symbol "LCTO." The Company currently owns 1,456,756 shares of El Sitio. In addition, on December 9, 1999, MotherNature.com completed an initial public offering and is currently traded on the NASDAQ under the symbol "MTHR." The Company currently owns 678,589 shares of MotherNature.com. As a result of these public offerings, and in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company reclassified both these investments from portfolio investments to marketable equity securities and records them at their fair values. The holdings in El Sitio and MotherNature.com have been designated as available-for-sale securities.

During the first quarter of 2000, the Company sold the remaining 532,702 shares of its investment in PrimaCom AG, a German cable television systems operator, which is traded on the German Neuer Markt, generating net proceeds of $33.1 million and a realized pre- tax gain of $8.0 million. The cumulative pre-tax gain recognized in the consolidated statement of operations on these 532,702 shares to the date of sale over the Company's original cost basis was $22.7 million. In addition, the Company sold 59,000 shares of its investment in GrandVision SA, an optical and photo retailer that is publicly-traded on the French Exchange under the symbol"GPS," generating net proceeds of approximately $1.8 million and a realized loss of $54,000.

During the second quarter, the Company sold 80,740 shares of GrandVision, which generated net proceeds of approximately $2.5 million and a realized gain of approximately $187,000.

Investment income (loss), consisted of the following:


                                                             THREE MONTHS ENDED APRIL 30,          SIX MONTHS ENDED APRIL 30,
====================================================================================================================================
(In thousands)                                                  2000               1999              2000              1999
====================================================================================================================================

Interest and dividend income                                 $   109             $    25           $   206           $    71
Unrealized gain on marketable securities                          --              14,311                --            19,945
Realized gain (loss) on marketable equity securities            (190)                526             5,513               526
Equity losses on portfolio investments                          (242)               (181)             (289)             (540)
Management fee                                                (1,012)                 --            (1,902)               --
Loss on impairment of portfolio investments                       --              (8,273)               --            (8,273)

                                                         ==========================================================================
Investment income (loss), net                                $(1,335)            $ 6,408           $ 3,528           $11,729
                                                         ==========================================================================

    Included in investment income (loss) for the six months ended April 30, 2000 and 1999 are charges of $2.7 million and $1.1 million, respectively, relating to performance-based compensation earned by the Chief Investment Officer and certain former employees based on certain investment events as defined in the GCC Investments, Inc. Incentive Pool Plan. Such performance-based compensation for the three months ended April 30, 2000 and 1999 was $0.4 million and $0.8 million, respectively.

    In August, 1999, the Company established a new 99% owned subsidiary, GCC Investments, LLC ("LLC"). A portion of the investment portfolio - specifically the investments in El Sitio, MotherNature.com, ACA and Fuelman-was transferred into this entity at its fair value which approximated its current carrying amount. Subsequent investments in Fuelman, Vanguard and Velocom Inc. have also been made through this LLC. The remaining 1% interest was purchased, at fair value, by Chestnut Hill Capital Partners, LLC ("CHCP"), which is owned by the Company's Chief Investment Officer and investment professionals formerly employed by the Company's investment subsidiary.

    The LLC agreement specifies that profit sharing in the LLC will be between GCC and CHCP in accordance with certain contractual agreements. The activity relative to the minority interest includes the initial investment in the LLC by CHCP of approximately $0.6 million and the investment in LLC by CHCP for the investments purchased in the first six months of 2000 of approximately $0.2 million.

    CHCP also has a management agreement with GCC Investments, LLC which specifies that CHCP is to be reimbursed for certain expenses according to a specific formula. The amounts payable or paid for such expenses total $1.0 million during the second quarter of 2000 and $1.9 million for the six months ended April 30, 2000.

    3. RECEIVABLE DUE FROM FINANCING INSTITUTION

    The Company's overall operating lease program was designed to provide up to $250 million of funding over five years for the Company's theatre expansion program. Since the inception of this leasing arrangement in 1996, the Company has entered into $118.8 million of operating leases under this program. Availability of this lease arrangement is in part dependent upon the ability of the financial institution to syndicate leases to third party financial institutions. The receivable due from a financial institution resulted when the Company initially advanced monies for leased assets for new theatres as the financial institution's agent.

    At the end of the second quarter, the Company elected to reclassify the balance in the receivable due from the financing institution at January 31, 2000 of $ 31.0 million to property and equipment, net in the consolidated balance sheets.

    4. IMPAIRMENT OF THEATRE ASSETS, EARLY TERMINATIONS AND RESTRUCTURE

    The activity during the first two quarters of 2000 in the liability for early lease terminations was as follows:


                                   RESERVE       RESERVE FOR
                                  FOR LEASE       PERSONNEL
                                 TERMINATION       RELATED        TOTAL
                                    COSTS           COSTS        RESERVE
                                 -----------     ------------   ---------

Balance at October 31, 1999       $ 13,930       $  1,547       $ 15,477

Cash payments:
     Lease buyouts                  (3,490)            --         (3,490)
     Rent and other payments          (323)          (182)          (505)
                                  --------       --------       --------
Balance at January 31, 2000         10,117          1,365         11,482
                                  ========       ========       ========

Cash payments:
     Lease buyouts                  (2,179)            --         (2,179)
     Rent and other payments           (23)          (334)          (357)
Changes in estimate                 (1,765)            --         (1,765)
                                  --------       --------       --------
Balance at April 30, 2000         $  6,150       $  1,031       $  7,181
                                  ========       ========       ========

    During the first six months of 2000, the Company executed the termination of two theatre leases resulting in the payment of $5.2 million as well as the buyout of several equipment leases resulting in the payment of approximately $0.5 million. In addition, the Company made rent, severance and other payments of $0.9 million during the first six months of 2000 with respect to certain impaired theatres.

    The gain on impairment and restructuring of $3.4 million in the first six months of 2000 was primarily due to a reversal of an accrual for a lease buyout of approximately $1.8 million, a settlement gain of $1.8 million recognized as a result of the voluntary special retirement program offered by the Company in the fourth quarter of 1999 and miscellaneous charges of $0.2 million. The settlement gain was realized as a result of benefit payments made out of the Company's pension plan under the special retirement program.

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

    5. FINANCING AGREEMENTS

    Due to a decline in the value of one of the Company's holdings in marketable securities during the last fiscal quarter, as of April 30, 2000, the Company was not in compliance with certain financial covenants in its financing arrangements with certain of its financial institutions, including its revolving credit facility and its reimbursement agreement with Harcourt General, Inc. The Company has received waivers of these covenants for the period ended April 30, 2000 from all of its financial institutions and Harcourt General, Inc. As a condition to these waivers, the Company has agreed to certain restrictions. These restrictions prevent the Company, through September 30, 2000, from: (a) borrowing additional funds, including borrowing additional funds under its revolving credit facility; (b) entering into any new financial leasing transactions; (c) making any additional portfolio investments other than certain identified investments; (d) making any distributions from the Company and limit future capital expenditures.
    As a result, the Company's current available borrowings under its revolving credit facility are limited to $44.6 million, the balance outstanding as of April 30, 2000.

    The Company has requested amendment of its financial covenants under its lease financing arrangements, its revolving credit facility and its reimbursement agreement with Harcourt General to provide additional flexibility. If these amendments are not obtained by July 31, 2000, the Company will be required to seek additional waivers of its existing covenants. If these amendments are entered into, the Company may be required to (a) make certain mandatory prepayments on its revolving credit facility or on its leasing obligations, (b) grant certain collateral in its investment portfolio, (c) limit future investments, (d) limit additional borrowing and (e) not make distributions from the Company. There can be no assurances given as to the specific terms and conditions of these amendments, or that such amendments will be forthcoming.

    6. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

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

    The Company evaluates both domestic and international theatre performance and allocates resources based on current and projected earnings before interest, taxes, depreciation and amortization. Information concerning earnings (loss) before income taxes has also been provided to aid in the reconciliation to the consolidated totals. The international theatre segment has been reported in this footnote as if it were a fully-consolidated subsidiary rather than under the equity method as it has been reported in the consolidated financial statements because the Company evaluates operations on this basis. The adjustment column is utilized to return the international theatre segment to the equity method, as the international joint ventures are 50% owned, and to eliminate intercompany balances.

                                  TOTAL COMPANY
(In thousands)


THREE MONTHS ENDED APRIL 30, 2000:          DOMESTIC     INTERNATIONAL     OTHER         SEGMENT                     CONSOLIDATED
                                            THEATRES       THEATRES      OPERATIONS       TOTALS       ADJUSTMENTS      TOTALS
                                            --------     -------------   ----------      --------      -----------   ------------
Revenues:
     Admissions                             $ 52,712       $ 14,390       $     --       $ 67,102       ($14,390)      $ 52,712
     Concessions                              23,242          4,402             --         27,644         (4,402)        23,242
     Other                                     3,359            697             --          4,056           (697)         3,359
                                            --------       --------       --------       --------       --------       --------
Total revenues                                79,313         19,489             --         98,802        (19,489)        79,313
                                            --------       --------       --------       --------       --------       --------
Earnings (loss) before taxes, interest,
  depreciation and amortization               (3,645)         4,787           (911)           231         (4,787)        (4,556)
Net investment income (loss)                      28             --         (1,363)        (1,335)            --         (1,335)
Loss before income taxes                      (6,228)          (405)        (3,081)        (9,714)          (295)       (10,009)



THREE MONTHS ENDED APRIL 30, 1999:          DOMESTIC     INTERNATIONAL     OTHER         SEGMENT                     CONSOLIDATED
                                            THEATRES       THEATRES      OPERATIONS       TOTALS       ADJUSTMENTS      TOTALS
                                            --------     -------------   ----------      --------      -----------   ------------
Revenues:
     Admissions                             $ 49,710       $ 10,070       $     --       $ 59,780       ($10,070)      $ 49,710
     Concessions                              22,016          2,960             --         24,976         (2,960)        22,016
     Other                                     2,490            509             --          2,999           (509)         2,490
                                            --------       --------       --------       --------       --------       --------
Total revenues                                74,216         13,539             --         87,755        (13,539)        74,216
                                            --------       --------       --------       --------       --------       --------
Earnings (loss) before taxes, interest,
  depreciation and amortization               (5,696)         1,628         (1,858)        (5,926)        (1,628)        (7,554)
Net investment income                              1             --          6,407          6,408             --          6,408
Earnings (loss) before income taxes           (8,181)          (241)         3,965         (4,457)          (411)        (4,868)


                                DOMESTIC THEATRES


THREE MONTHS ENDED APRIL 30, 2000:            CORE         OTHER         IMPAIRED        OTHER      TOTAL DOMESTIC
                                            MARKETS       MARKETS        THEATRES       EXPENSES      THEATRES
                                            --------      --------       --------       --------    --------------
Revenues:
     Admissions                             $ 32,565      $ 11,668       $  8,479       $     --       $ 52,712
     Concessions                              14,354         4,981          3,907             --         23,242
     Other                                     1,883           892            584             --          3,359
                                            --------      --------       --------       --------       --------
Total revenues                                48,802        17,541         12,970                        79,313
                                            --------      --------       --------       --------       --------

Earnings (loss) before taxes, interest,
  depreciation and amortization                3,400           505         (3,058)        (4,492)        (3,645)
Earnings (loss) before income taxes            1,235          (413)        (1,433)        (5,617)        (6,228)



THREE MONTHS ENDED APRIL 30, 1999:            CORE         OTHER         IMPAIRED        OTHER      TOTAL DOMESTIC
                                            MARKETS       MARKETS        THEATRES       EXPENSES      THEATRES
                                            --------      --------       --------       --------    --------------
Revenues:
     Admissions                             $ 27,910      $ 12,279       $  9,521       $     --       $ 49,710
     Concessions                              12,115         5,505          4,396             --         22,016
     Other                                     1,133           798            559             --          2,490
                                            --------      --------       --------       --------       --------
Total revenues                                41,158        18,582         14,476             --         74,216
                                            --------      --------       --------       --------       --------
Earnings (loss) before taxes, interest,
  depreciation and amortization                3,039           458         (3,252)        (5,941)        (5,696)
Earnings (loss) before income taxes            2,202          (665)        (3,777)        (5,941)        (8,181)

                                  TOTAL COMPANY
(In thousands)


SIX MONTHS ENDED APRIL 30, 2000:            DOMESTIC      INTERNATIONAL      OTHER         SEGMENT                     CONSOLIDATED
                                            THEATRES        THEATRES       OPERATIONS       TOTALS       ADJUSTMENTS      TOTALS
                                            ---------     -------------    ----------     ---------      -----------   ------------
Revenues:
     Admissions                             $ 117,114       $  25,774       $      --     $ 142,888       ($ 25,774)      $ 117,114
     Concessions                               51,855           8,058              --        59,913          (8,058)         51,855
     Other                                      8,207           1,875              --        10,082          (1,875)          8,207
                                            ---------       ---------       ---------     ---------       ---------       ---------
Total revenues                                177,176          35,707              --       212,883         (35,707)        177,176
                                            ---------       ---------       ---------     ---------       ---------       ---------

Earnings (loss) before taxes, interest,
  depreciation and amortization                  (752)          7,257          (1,836)        4,669          (7,257)         (2,588)
Net investment income                              57              25           3,471         3,553             (25)          3,528
Earnings (loss) before income taxes            (5,623)         (1,309)            283        (6,649)           (179)         (6,828)


SIX MONTHS ENDED APRIL 30, 1999:            DOMESTIC      INTERNATIONAL      OTHER         SEGMENT                     CONSOLIDATED
                                            THEATRES        THEATRES       OPERATIONS       TOTALS       ADJUSTMENTS      TOTALS
                                            ---------     -------------    ----------     ---------      -----------   ------------
Revenues:
     Admissions                             $ 118,128       $  17,772       $      --     $ 135,900       ($ 17,772)      $ 118,128
     Concessions                               53,348           5,601              --        58,949          (5,601)         53,348
     Other                                      7,138             933              --         8,071            (933)          7,138
                                            ---------       ---------       ---------     ---------       ---------       ---------
Total revenues                                178,614          24,306              --       202,920         (24,306)        178,614
                                            ---------       ---------       ---------     ---------       ---------       ---------

Earnings (loss) before taxes, interest,
depreciation and amortization                  (1,333)            158          (3,714)       (4,889)           (158)         (5,047)
Net investment income (loss)                       38            (555)         11,691        11,174             555          11,729
Earnings (loss) before income taxes            (7,363)         (3,473)          7,087        (3,749)          1,243          (2,506)



                                DOMESTIC THEATRES


SIX MONTHS ENDED APRIL 30, 2000:               CORE           OTHER         IMPAIRED        OTHER       TOTAL DOMESTIC
                                              MARKETS        MARKETS        THEATRES       EXPENSES        THEATRES
                                             ---------      ---------      ---------       ---------    --------------
Revenues:
     Admissions                              $  71,632      $  25,977      $  19,505       $      --       $ 117,114
     Concessions                                31,592         11,161          9,102              --          51,855
     Other                                       4,279          2,624          1,304              --           8,207
                                             ---------      ---------      ---------       ---------       ---------
Total revenues                                 107,503         39,762         29,911              --         177,176
                                             ---------      ---------      ---------       ---------       ---------

Earnings (loss) before taxes, interest,
  depreciation and amortization                  9,680          3,523         (4,673)         (9,282)           (752)
Earnings (loss) before income taxes              7,173          1,937         (3,199)        (11,534)         (5,623)

SIX MONTHS ENDED APRIL 30, 2000:               CORE           OTHER         IMPAIRED        OTHER       TOTAL DOMESTIC
                                              MARKETS        MARKETS        THEATRES       EXPENSES        THEATRES
                                             ---------      ---------      ---------       ---------    --------------

Revenues:
     Admissions                              $  65,715      $  28,891      $  23,522       $      --       $ 118,128
     Concessions                                29,095         13,149         11,104              --          53,348
     Other                                       3,468          1,936          1,734              --           7,138
                                             ---------      ---------      ---------       ---------       ---------
Total revenues                                  98,278         43,976         36,360              --         178,614
                                             ---------      ---------      ---------       ---------       ---------

Earnings (loss) before taxes, interest,
  depreciation and amortization                 11,462          2,694         (4,221)        (11,268)         (1,333)
Earnings (loss) before income taxes              8,774            582         (5,012)        (11,707)         (7,363)


The Company's South American joint venture, Hoyts General Cinema South America ("HGCSA"), has entered into a $75 million debt financing arrangement with major financial institutions to fund its operations in Argentina, which is secured by the several guaranty of the joint venture's partners. Availability of this financing beyond $50 million is subject to syndication to third-party financial institutions. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At April 30, 2000, The Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $10.0 million.

HGCSA has entered into a $22.5 million debt financing arrangement with financial institutions to fund its operations in Chile, which is secured by the several guaranty of the partners. The Company is liable for 50% of the outstanding borrowings. At April 30, 2000, the Company's portion of the outstanding borrowings under this facility, that it guarantees, was approximately $11.2 million, which was comprised of $9.1 million of outstanding borrowings and $2.1 million of outstanding guarantees. The Company has invested approximately $1.4 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at April 30, 2000. This certificate of deposit is included in other current assets in the consolidated balance sheets.

7.    EARNINGS PER SHARE

    The computation of basic and diluted earnings per share is shown below. Basic earnings per share excludes any dilutive effect of options.

                                                                                 FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                                    ENDED APRIL 30,             ENDED APRIL 30,
                                                                    REFERENCE    ---------------------       ---------------------
(In thousands, except per share data)                                             2000          1999           2000         1999
                                                                                 -------       -------       -------       -------

Loss before cumulative effect of accounting change                      A        $(6,005)      $(2,921)      $(4,096)      $(1,504)
                                                                                 -------       -------       -------       -------
Determination of shares:
    Weighted average number of common shares outstanding                B          7,753         7,712         7,744         7,711
    Diluted effect of contingently returnable shares and shares
        issuable on exercise of stock options                                         --            --            --            --
                                                                                 -------       -------       -------       -------
Weighted average common shares outstanding for diluted computation      C          7,753         7,712         7,744         7,711
                                                                                 -------       -------       -------       -------
Loss per share before cumulative effect of accounting change:
    Basic                                                               A/B      $ (0.77)      $ (0.38)      $ (0.53)      $ (0.20)
    Diluted                                                             A/C      $ (0.77)      $ (0.38)      $ (0.53)      $ (0.20)

8.    COMPREHENSIVE INCOME

    The components of comprehensive income are as follows:

(In thousands)                               FOR THE THREE MONTHS ENDED APRIL 30     FOR THE SIX MONTHS ENDED APRIL 30,

                                                           2000           1999                   2000           1999
                                                         --------       --------               --------       --------
Net loss                                                 $ (6,005)      $ (2,921)              $ (6,902)      $ (1,504)
Unrealized gains (losses) on securities, net of tax       (32,290)         3,175                (15,763)        23,497
Foreign currency translation adjustment                    (1,086)            --                 (1,086)            --
                                                         --------       --------               --------       --------
Ending balance                                           ($39,381)      $    254               $(23,751)      $ 21,993
                                                         --------       --------               --------       --------

9.  ACCOUNTING FOR START-UP ACTIVITIES

    In the first quarter of 2000, the Company adopted Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activity." SOP 98-5 required that start-up activities be expensed when incurred. The Company's practice had been to capitalize lease costs incurred prior to openings of theatres and amortize these costs under generally accepted accounting principles. The adoption of this new accounting pronouncement resulted in a one-time non-cash charge to the Company's statements of operations for the six months ended April 30, 2000 of $4.7 million (net of income tax benefit of $1.9 million) or $0.36 per diluted share.

10. RECENT ACCOUNTING PRONOUNCEMENTS

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


11. SUBSEQUENT EVENTS

    In May, 2000, the Company sold its Mexican theatre investment for approximately $14.3 million of which $7.5 million of the sales price was received in cash, and the remaining balance will be paid in three installments over two years.

    On May 19, 2000, the Company invested an additional $5.0 million in American Capital Access Holdings, LLC ("ACA").

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2000 VERSUS THE THREE MONTHS ENDED APRIL 30, 1999

THEATRE REVENUES - Total revenues increased 6.9% to $79.3 million for the three months ended April 30, 2000 from $74.2 million for the same period in 1999 primarily attributable to an 8.4% increase in average ticket price and a 7.9% increase in concession sales per patron partially offset by a 2.2% decrease in patronage. The decrease in patronage was mainly due to continued competitor impacts resulting from the construction of megaplex theatres throughout the country as well as a reduction in the number of units and screens that the Company operates. The build-up of megaplex theatres over the past three years has resulted in a dramatic increase in the number of screens throughout the country. This has negatively impacted the Company's patronage and profitability. The Company operated domestically 1,047 screens in 132 locations at April, 30, 2000 compared to 1,059 screens at 142 locations at April 30, 1999. The increase in average ticket prices was due to price increases adopted at the beginning of the year in a majority of theatres. The growth in concessions sales per patron was principally attributable to marketing promotions during the year, the continued rollout of new products and increased consumption.

COSTS OF THEATRE OPERATIONS - Cost of theatre operations (film rentals, concessions, theatre operations and administrative expenses and depreciation and amortization) increased 4.2% to $87.8 million in 2000 from $84.3 million last year. However, as a percentage of total revenues, cost of theatre operations was 110.7% for the second quarter of 2000 compared to 113.6% for the same period in 1999. This decreased percentage of the cost of theatre operations to total revenues for the three months ended April 30, 2000 compared to the same period in 1999 was primarily due to lower administrative costs, a decrease in theatre payroll costs, lower pre-opening expenses due to fewer theatres opening in the quarter and lower repair costs, partially offset by increased occupancy costs associated with new megaplex theatres opened over the last twelve months.

(GAIN) LOSS ON IMPAIRMENT AND RESTRUCTURING - The Company recorded a gain of $2.4 million in the three months ended April 30, 2000 as a result of the settlement gain of $0.8 million associated with the voluntary special retirement program offered by the Company in the fourth quarter of 1999 and a reversal of an accrual for a lease buyout of approximately $1.8 million, partially offset by other charges of $0.2 million. The settlement gain was realized as a result of benefit payments made out of the Company's pension plan under the special retirement program.

CORPORATE EXPENSES - Corporate expenses decreased 58% to $0.7 million for the six months ended April 30, 2000 from $1.6 million in 1999 primarily due to a reclassification of the investment group expenses from corporate expenses to investment income as a result of the new subsidiary established in the fourth quarter of 1999, GCC Investments, LLC ("LLC"). The new subsidiary is owned 99% by the Company, and the remaining 1% interest is owned by Chestnut Hill Capital Partners, LLC ("CHCP"), which is owned by the Chief Investment Officer and investment professionals formerly employed by the Company's investment subsidiary. CHCP has a management agreement with LLC, which specifies that CHCP is to be reimbursed for certain expenses according to a specific formula. Under this agreement, the management fee expense for the second quarter of fiscal 2000, was $1.0 million and is included in investment income (loss).

EQUITY LOSSES IN THEATRE AFFILIATES- The Company recorded net equity losses in theatre affiliates of $0.6 million for the three months ended April 30, 2000 compared to $0.6 million for the same period in 1999. Equity losses in theatre affiliates for the second quarter of 2000 compared to the same period in 1999 reflected improved operating results of the Hoyts General Cinema South America ("HGCSA") joint venture. Revenues of the HGCSA venture increased 47% to $15.2 million for the second quarter of 2000, versus $10.3 million for the same period in 1999. This increase in revenues was primarily due to higher patronage as a result of opening five theatres with 55 screens over the last twelve months. HGCSA's pre-tax income improved to $0.7 million for the second quarter of 2000. This improvement was primarily due to the increase in revenues and a reduction in start-up costs that were incurred by the venture in the second quarter of 1999. In addition, the Company recorded a charge of $0.9 million in the second quarter of 2000 related to the permanent loss in value of its Mexican investment. Subsequent to the end of the second quarter of 2000, the Company sold its Mexican investment for $14.3 million.

INVESTMENT INCOME (LOSS), NET - The Company recorded an investment loss of $1.3 million for the second quarter of 2000 compared to investment income of $6.4 million for the same period in 1999. The Company's investment loss during the second quarter of 2000 included performance-based compensation of $0.4 million earned by certain former employees as a result of the sale of all the Company's holdings in PrimaCom, management expenses of $1.0 million, equity losses on portfolio investments of $0.2 million, partially offset by the realized gain on GrandVision shares sold during the quarter of $0.2 million and other gains of $0.1 million. In the second quarter of 1999, the Company recorded an unrealized gain on the PrimaCom trading securities of approximately $14.4 million, an unrealized gain on the Global TeleSystems Group, Inc. ("GTS") trading securities of $0.2 million, a realized gain on the GTS trading securities sold during the quarter of approximately $0.6 million and other investment income of $0.3 million, partially offset by the impairment charge on the Teletrac investment of $8.3 million and additional incentive performance-based compensation of $0.8 million.

INTEREST EXPENSE - The Company's interest expense increased to $0.9 million for the three months ended April 30, 2000 compared to $0.7 million in 1999 mainly due to increased borrowings outstanding during the quarter under the revolving credit facility.

INCOME TAX EXPENSE - The Company's effective tax rate was 40% in 2000, unchanged from 1999.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

    SIX MONTHS ENDED APRIL 30, 2000 VERSUS THE SIX MONTHS ENDED APRIL 30, 1999

    THEATRE REVENUES - Total revenues decreased 0.8% to $177.2 million for the six months ended April 30, 2000 from $178.6 million for the same period in 1999 primarily attributable to an 8.8% decrease in patronage partially offset by an 8.7% increase in average ticket price and a 6.5% increase in concession sales per patron. The decrease in patronage was mainly due to continued competitor impacts resulting from the construction of megaplex theatres throughout the country as well as a reduction in the number of units and screens that the Company operates. The build-up of megaplex theatres over the past three years has resulted in a dramatic increase in the number of screens throughout the country. This has negatively impacted the Company's patronage and profitability.
    The Company operated domestically 1,047 screens at 132 locations at April 30, 2000 compared to 1,059 screens at 142 locations at April 30, 1999. The increase in average ticket prices was due to price increases adopted at the beginning of the year in a majority of theatres. The growth in concessions sales per patron was principally attributable to marketing promotions during the year, the continued rollout of new products and increased consumption.

    COSTS OF THEATRE OPERATIONS - Cost of theatre operations (film rentals, concessions, theatre operations and administrative expenses and depreciation and amortization) for the six months ended April 30, 2000 of $186.9 million decreased $1.7 million from the $188.6 million from the previous year primarily due to a decrease in revenues. As a percentage of total revenues, cost of theatre operations was 105.5% for the first six months of 2000, which was comparable to 105.6% for the same period in 1999. Although comparable to the prior years, the cost of theatre operations to total revenues for the first six months of the current year versus the same period in 1999 was negatively impacted by increased occupancy costs associated with the new megaplex theatres opened over the last twelve months, offset by lower administrative costs, a decrease in theatre payroll costs and lower pre-opening expenses due to fewer theatres opening in the first six months of 2000 compared to the same period in 1999.

    (GAIN) LOSS ON DISPOSITION OF THEATRE ASSETS - During the first six months of 2000, the Company sold two theatres with 10 screens as well as miscellaneous assets generating proceeds of $2.4 million and a realized pre-tax gain of $0.3 million.

    (GAIN) LOSS ON IMPAIRMENT AND RESTRUCTURING - The Company recorded a gain of $3.4 million in the six months ended April 30, 2000 as a result of the settlement gain of $1.8 million associated with the voluntary special retirement program offered by the Company in the fourth quarter of 1999, a reversal of an accrual for a lease buyout of approximately $1.8 million and miscellaneous charges of $0.2 million. The settlement gain was realized as a result of benefit payments made out of the Company's pension plan under the special retirement program.

    CORPORATE EXPENSES - Corporate expenses decreased 54% to $1.4 million in 2000 from $3.1 million in 1999 primarily due to a reclassification of the investment group expenses from corporate expenses to investment income as a result of the new subsidiary established in the fourth quarter of 1999, GCC Investments, LLC ("LLC"). The new subsidiary is owned 99% by the Company and the remaining 1% interest is owned by Chestnut Hill Capital Partners, LLC ("CHCP"), which is owned by the Chief Investment Officer and investment professionals formerly employed by the Company's investment subsidiary. CHCP has a management agreement with LLC, which specifies that CHCP is to be reimbursed for certain expenses according to a specific formula. Under this agreement, the management fee expense for the first six months of fiscal 2000, and included in investment income, was $1.9 million.

    EQUITY LOSSES IN THEATRE AFFILIATES- The Company recorded net equity losses in theatre affiliates of $1.4 million for the six months ended April 30, 2000 compared to $2.1 million for the same period in 1999. The decrease in equity losses was primarily due to the Hoyts General Cinema South America ("HGCSA") joint venture. Revenues of the HGCSA venture increased 56% to $27.0 million for the six months ended April 30, 2000 versus $17.3 million for the same period in 1999. This increase in revenues was primarily due to higher patronage as a result of opening five theatres with 55 screens over the last twelve months. HGCSA's pre-tax loss improved to $0.3 million for the first six months of 2000. This improvement is primarily due to the increase in revenues and a reduction in start-up costs that were incurred by the venture in the first quarter of 1999. The Company recorded a charge of $0.9 million related to the permanent loss in value of its Mexican investment during the second quarter of 2000. Subsequent to the end of the second quarter of 2000, the Company sold its Mexican investment for $14.3 million.

    INVESTMENT INCOME (LOSS), NET - The Company recorded investment income of $3.5 million for the six months ended April 30, 2000 compared to investment income of $11.7 million for the same period in 1999. The Company's investment income during the first six months of 2000 included the realized pre-tax gain of $8.0 million on the sale of the remaining shares of PrimaCom, partially offset by performance-based compensation of $2.7 million earned by certain former employees as a result of the sale of all the Company's holdings in PrimaCom, management expenses of $1.9 million and other gains of $0.1 million. In the first six months of 1999, the Company recorded an unrealized gain on the PrimaCom trading securities of approximately $14.4 million, an unrealized gain on Global TeleSystems Group, Inc. ("GTS") of approximately $6.1 million and a realized gain on the GTS trading securities sold of approximately $0.6 million, partially offset by the impairment charge on the Teletrac investment of $8.3 million and additional performance-based compensation related to the investment portfolio of $1.1 million.

    INTEREST EXPENSE - The Company's interest expense increased to $1.5 million for the six months ended April 30, 2000 compared to $1.0 million in 1999 mainly due to increased borrowings outstanding during the quarter under the revolving credit facility.

    INCOME TAX EXPENSE - The Company's effective tax rate was 40% in 2000, unchanged from 1999.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX - In the first quarter of 2000, the Company adopted Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activity." SOP 98-5 required that start-up activities be expensed when incurred. The Company's practice had been to capitalize lease costs incurred prior to openings of theatres and amortize the costs under generally accepted accounting principles. The adoption of this new accounting pronouncement resulted in a one-time non-cash charge to the Company's statements of operations for the six months ended April 30, 2000 of $4.7 million (net of income tax benefit of $1.9 million) or $0.36 per diluted share.

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

    In the six months ended April 30, 2000, General Cinema Theatres, Inc. (GCT) opened a 14-screen theatre in Chicago, Illinois, a seven screen theatre in Washington, D.C., a 14-screen theatre in Greenwood, Indiana and added two screens to an existing theatre in the Boston, Massachusetts area. The Company has commitments to open one additional theatre in 2000 and, currently, no commitments beyond that. Aggregate costs including construction and pre-opening costs paid by the Company during fiscal 2000 and over the term of the project in opening these theatres amounted to approximately $23.2 million and $45.0 million, respectively. The aggregate construction costs paid by the Company for a theatre vary depending on the lease negotiated with the landlord, the number of auditoriums, additional amenities that may be offered at the theatre and the portion of costs provided by the Company's agreement with a major financial institution to provide operating leases on leasehold improvements and equipment.

    The Company has significant lease commitments. Lease payments totaled $76.5 million in 1999, and minimum lease payments are anticipated to approximate $79.5 million in 2000.

    During the first six months of 2000, the Company sold two theatres with ten screens and miscellaneous assets generating proceeds of $2.4 million. In addition, the Company closed seven theatres with 32 screens. Two of the theatres were identified as impaired, and the costs associated with the closing of these theatres were previously provided and included as part of the early lease termination reserve. At April 30, 2000, the Company had an outstanding liability for early lease terminations of $7.2 million. The Company's reserve established for leases on properties it intends to abandon reflects management's best estimate of the potential cost associated with exiting the existing lease. Estimates are based on analysis of the facilities, correspondence with the landlords, exploratory discussions with sublessees and market conditions. The amounts the Company will eventually be obligated for could differ materially from the amounts assumed at arriving at the reserve. This process will continue, and the Company from time to time may be required to make additional substantial one-time cash outflows. During the first six months of 2000, the Company made cash payments of $5.7 million to terminate leases and $0.9 million for rent, severance and other payments

    The Company's total capital expenditures of $45.4 million for the six months ended April 30, 2000 included cash expenditure for domestic theatres of $28.2 million, cash expenditures of $1.7 million associated with the Sundance Cinema joint venture and the reclassification of the outstanding receivable due from a financing institution at October 31, 1999 of $15.5 million. The domestic theatre cash expenditures of $28.2 million were for new theatre projects, leasehold improvements, furniture and equipment purchases as well as information services related projects. Domestic theatre capital expenditures are expected to approximate $60.8 million in 2000, including the reclassification of the receivable due from a financing institution at October 31, 1999 of $15.5 million. In addition, the Company anticipates contributing $7.7 million of cash to the Sundance Cinema joint venture during fiscal 2000, primarily to fund its share of construction of the two Sundance theatre projects which will open in calendar 2000.

    INTERNATIONAL THEATRES - During the six months ended April 30, 2000, the Company opened an 8-screen theatre in Chile through its South American joint venture. The joint venture in South America, HGCSA, anticipates opening an additional 16 screens and two units by the end of calendar 2000. This theatre expansion program will be financed through debt facilities in Chile and Argentina. Future advances are required of the partners under the South American joint venture agreement only if sufficient bank financing is not available. Debt financing has been obtained by HGCSA through its local subsidiaries for its theatre expansion program in Chile and Argentina.

    HGCSA has entered into a $75 million debt financing agreement with major financial institutions to fund its operations in Argentina, which is secured by the several guaranty of the joint venture's partners. Availability of this financing beyond $50 million is subject to syndication to third-party financial institutions. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At April 30, 2000, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $10.0 million.

    HGCSA has entered into a $22.5 million debt arrangement with financial institutions to fund its operations in Chile, which is secured by the several guaranty of the joint venture's partners. The Company is liable for 50% of the outstanding borrowings. At April 30, 2000, the Company's portion of the outstanding borrowings under these facilities that it guarantees was approximately $11.2 million, which was comprised of $9.1 million outstanding borrowings and $2.1 million of outstanding guarantees. The Company invested approximately $1.4 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at April 30, 2000. This certificate of deposit is included in other current assets in the consolidated balance sheets.

    Subsequent to the end of the second quarter of 2000, the Company sold its five-theatre investment in Mexico to a local competitor for approximately $14.3 million, of which $7.5 million was paid in cash at the time of the sale, and the remaining sales price will be paid in three installments over two years.

    INVESTMENT PORTFOLIO - At April 30, 2000, marketable equity securities were $62.4 million, a decrease of $40.6 million from the balance at October 31, 1999. The decrease in marketable securities during the first six months of 2000 was primarily due to a decline in value of its Global TeleSystems, Group, Inc. investment of $28.8 million, the sale of a portion of the Company's investment in GrandVision SA, the sale of the remaining shares of PrimaCom offset by the initial public offering of the Company's El Sitio and MotherNature.com investments.

    During the first six months of 2000, the Company sold 139,740 shares of GrandVision SA generating proceeds of approximately $4.3 million. In addition, the Company sold its remaining 532,702 shares in PrimaCom during the first quarter of 2000 generating net cash proceeds of approximately $33.1 million.

    During the first six months of 2000, the Company invested an additional $5.0 million in Fuelman bringing its total interest to 46.7% on a fully diluted basis and advanced $1.0 million to Fuelman in the form of a note. On December 17, 1999, the Company invested $8.0 million in Vanguard Modular Building Systems, a leading provider of relocatable classrooms and other commercial modular space solutions. On January 7, 2000, the Company invested $10.4 million as part of an overall $20.7 million commitment in VeloCom Inc., a facilities-based voice, data and Internet provider in Brazil and Argentina. The Company anticipates the additional investment in VeloCom Inc. of approximately $10.4 million will be made by the end of the fiscal year.

    Both El Sitio and MotherNature.com completed initial public offerings during the first quarter of 2000. As a result of these public offerings, and in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company reclassified both these investments to marketable equity securities and recorded them at their fair values at April 30, 2000 of $15.7 million for El Sitio and $1.8 million for MotherNature.com.

    Subsequent to the end of the second quarter of 2000, the Company invested an additional $5.0 million in American Capital Access Holdings LLC.

    OTHER - The Company received net borrowings of $31.6 million on its outstanding revolving credit facility and paid interest of $0.9 million during the first six months of 2000. The average interest rate for the first six months of 2000 was 7.6%.

    Due to a decline in the value of one of the Company's holdings in marketable securities during the last fiscal quarter, as of April 30, 2000 the Company was not in compliance with certain financial covenants in its financing arrangements with certain of its financial institutions, including its revolving credit facility and its reimbursement agreement with Harcourt General, Inc. The Company has received waivers of these covenants for the period ended April 30, 2000 from all of its financial institutions and Harcourt General, Inc. As a condition to these waivers, the Company has agreed to certain restrictions, which prevent the Company, through September 30, 2000, from: (a) borrowing additional funds, including borrowing additional funds under its revolving credit facility; (b) entering into any new financial leasing transactions; (c) making any additional portfolio investments other than certain identified investments; (d) making any distributions from the Company and limit future capital expenditures. As a result, the Company's current available borrowings under its revolving credit facility are limited to $44.6 million, the balance outstanding as of April 30, 2000.

    The Company has requested amendment of its financial covenants under its lease financing arrangements, its revolving credit facility and its reimbursement agreement with Harcourt General to provide additional flexibility. If these amendments are not obtained by July 31, 2000, the Company will be required to seek additional waivers of its existing covenants. If these amendments are entered into, the Company may be required to (a) make certain mandatory prepayments on its revolving credit facility or on its leasing obligations, (b) grant certain collateral in its investment portfolio, (c) limit future investments, (d) limit additional borrowing and (e) not make distributions from the Company. There can be no assurances given as to the specific terms and conditions of these amendments, or that such amendments will be forthcoming.

    The Company believes that it has sufficient resources from its cash of $16.6 million and its marketable securities to meet its ongoing capital expenditures and projected working capital needs. In addition, the Company believes that there will be sufficient resources available under the existing credit lines in its South American joint venture to complete the venture's ongoing capital expenditures. However, given the restrictions contained in the waivers and the Company's expectation that similar restrictions will be contained in the amended agreements with its financial institutions, the Company believes that in the near future (a) it is unlikely to enter into any new domestic theatre lease commitments that require substantial capital expenditures; (b) new investment activity will be limited to the $15.4 million identified investments and, as a result, the Company will be reducing its cost of management of its portfolio investments; and (c) any net proceeds received from future sales of assets will likely be utilized in part to prepay debt .

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

    FORWARD-LOOKING STATEMENTS

    From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to shareholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates", "expects", "will continue", "estimates", "projects", or similar expressions are intended to identify "forward-looking statements". The Company believes that its forward-looking statements are within the meaning of the safe harbor provisions of the federal securities laws.

The results contemplated by the Company's forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, the terms and conditions that may be required by the Company's financial institutions in connection with its proposed amended financing arrangements, construction risks and delays, the lack of strong film product, the impact of competition including its impact on patronage, risks associated with international operations, construction risks and delays associated with Sundance Cinemas, market and other risks associated with the Company's investment activities and other factors described herein.

                               GC COMPANIES, INC.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

GC Companies operates in six major reported segments. The first four operate the domestic motion picture exhibition market. The fifth operates through equity method investees in the South American motion picture exhibition markets. Subsequent to the end of the second quarter, the Company sold its Mexican investment in May, 2000. The sixth segment operates as a venture capital arm making investments in a variety of companies in several industries. Disclosures under this heading address risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk-sensitive instruments.

The domestic motion picture segment is subject primarily to interest rate risks. It bears this risk in two specific ways. First, the Company borrows money under its revolving credit facility to fund its operating needs. At April 30, 2000, the Company had outstanding borrowings of $44.6 million, carrying a variable interest rate, which was 7.9% on that date. The Company's exposure related to variable interest resides in the earnings and cash flow implications caused by changes in interest rates. However, a 100 basis point change in the variable rate of interest paid by the Company on its outstanding borrowings under its revolving credit facility would not have a significant impact on either the earnings or cash flows of the Company. The second component of interest rate risk relates to amounts earned on the Company's short-term investments of excess cash. Such risk affects fair values, earnings and cash flows.

Operations in South America are undertaken through equity method investees. Fluctuations in the market value of the underlying equity are not reported for financial purposes nor can a sensitivity analysis be performed relative to the market risk of the underlying equity. Because the investment is in South America, and because the operations of each of these entities are conducted utilizing local currencies, the Company's financial statements are exposed to foreign currency exchange rate changes. Market risk relative to exchange fluctuations does not exist in the Company's South American locations since these currently operate in non hyper-inflationary environments.

The Company does not consider its cash flows to be currently exposed to exchange rate risk because it has no current intention of repatriating earnings from the South American locations. Certain of the international joint venture debt facilities are guaranteed by the Company. In the event of default under certain of these debt facilities and if such guarantees were called, the contingent guaranteed obligations would be subject to changes in foreign currency exchange rates.

The Company's investment portfolio is primarily exposed to risks arising from changes in equity prices. Such portfolio has been segmented into two categories. The first category of investments held in the portfolio relate to those marketable equity securities classified as available-for-sale. Four investment holdings are classified herein at April 30, 2000: the Company's investments in Global TeleSystems Group, Inc. ("GTS"), an international telecommunications company (NYSE:GTS); El Sitio (NASDAQ:LCTO), an Internet provider of global and country-specific content targeting Spanish and Portuguese speaking people in Latin America; MotherNature.com (NASDAQ:MTHR), a Web-based retailer of vitamins, supplements and minerals; and GrandVision ("GPS"), an optical and photo retailer that is publicly-traded on the French Exchange under the symbol "GPS." The GTS shares are subject to considerable market risk due to its volatility, and during the first six months of 2000, have traded as high as $36.13 and as low as $12.94. At April 30, 2000, the GTS shares closed at $14.56. El Sitio shares since its initial public offering through April 30, 2000 have traded as high as $41.00 and as low as $6.94. At April 30, 2000, the El Sitio shares closed at $10.75. MotherNature.com shares since its initial public offering through April 30, 2000 have traded as high as $13.00 and as low as $1.63. At April 30, 2000, the MotherNature.com shares closed at $2.63. During the first six months of 2000, The GPS shares have traded as high as 33.20 euros and as low as 24.50 euros. As of April 30, 2000, GPS shares closed at 29.71 euros. Equity market fluctuations, without taking into account the impact of fluctuations in the euro vis-a-vis the US dollar, can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 20% fluctuation in the aggregate value of the available-for-sale securities would either reduce or increase total assets by $9.0 million.

In addition, the GrandVision securities are traded in euros. A 10% fluctuation in the value of the euro versus the US dollar (holding the value of the underlying equity securities constant) would not impact pre-tax earnings and total assets by a significant amount because the Company currently holds only 16,357 shares of GrandVision.

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

                                     PART II


Item 4.  Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Stockholders was held on March 15, 2000. The following matters were voted upon at the meeting:

                  1. Election of the following individuals as Class III Directors for a term of three years:

                           RICHARD A. SMITH

                            For                 6,633,512
                            Withheld                8,850

                           WILLIAM L. BROWN

                            For                 6,633,715
                            Withheld                8,647

                  2. Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2000 fiscal year.


                            For                 6,637,744
                            Against                 2,030
                            Abstain                 2,588

Item 6.  Exhibits and Reports on Form 8-K.

          (a)      EXHIBITS.

                   27.1             Financial data schedule.

          (b)      REPORTS ON FORM 8-K.

               The Company did not file any reports on Form 8-K during the quarter ended April 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


    GC COMPANIES, INC.

Date: June 14, 2000                  /signed/
                                     ------------------------------------------
                                     Richard A. Smith
                                     Chairman of the Board of Directors and
                                     Chief Executive Officer


Date: June 14, 2000                  /signed/
                                     ------------------------------------------
                                     G. Gail Edwards
                                     Vice President, Chief Financial
                                     Officer and Treasurer Principal Accounting
                                     Officer