Form 10-Q
period 2000-07-31
GC COMPANIES INC
filed 2000-09-14
CIK 912295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended                   July 31, 2000
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

    YES  [X]        NO  [ ]

As of September 8, 2000, there were outstanding 7,830,921 shares of the issuer's common stock, $.01 par value.

                               GC COMPANIES, INC.

                                      INDEX
                                      -----


                                                                                   PAGE
                                                                                 NUMBER
Part I.          FINANCIAL INFORMATION

  Item 1.        Condensed Consolidated Balance Sheets as of                        1
                 July 31, 2000 and October 31, 1999

                 Condensed Consolidated Statements of Operations for                2
                 the Three and Nine Months Ended July 31, 2000 and 1999

                 Condensed Consolidated Statements of Cash Flows for                3
                 the Nine Months Ended July 31, 2000 and 1999

                 Notes to Condensed Consolidated Financial Statements               4

  Item 2.        Management's Discussion and Analysis of Financial                 12
                 Condition and Results of Operations

  Item 3.        Quantitative and Qualitative Disclosure About Market              19
                 Risk

Part II.         OTHER INFORMATION

  Item 6.        Exhibits and Reports on Form 8-K                                  20

                 Signatures                                                        21

Exhibit 27.1     Financial Data Schedule                                           22

                               GC COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                    July 31,
                                                                      2000            October 31,
                                                                  (Unaudited)            1999
                                                                  -----------         -----------
ASSETS
Current assets:
  Cash and cash equivalents                                        $  17,986           $  11,106
  Marketable equity securities                                        32,999             102,956
  Receivable due from financing institution                               --              15,522
  Other current assets                                                 9,530               5,123
  Income tax receivable                                                2,194               8,666
  Deferred income taxes                                                1,714                  --
                                                                   -----------------------------
    Total current assets                                              64,423             143,373

Property and equipment, net                                          143,931             109,353

Portfolio investments                                                 73,755              54,657
Investment in international theatre affiliates                        39,941              58,815
Other assets                                                          10,322               4,641
Deferred income taxes                                                  4,330               4,768
                                                                   -----------------------------
                                                                   $ 336,702           $ 375,607
                                                                   =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations                      $     589           $     587
  Current portion of revolving credit facility                        44,600                  --
  Trade payables                                                      44,057              34,325
  Liability for early lease terminations                               6,793              15,477
  Other current liabilities                                           67,114              81,740
  Deferred income taxes                                                   --              16,732
                                                                   -----------------------------
    Total current liabilities                                        163,153             148,861

Long-term liabilities:
  Capital lease obligations                                              552                 990
  Other long-term liabilities                                         37,549              34,575
  Revolving credit facility                                               --              13,000
                                                                   -----------------------------
    Total long-term liabilities                                       38,101              48,565

Minority interest                                                      2,859               1,722

Commitments and contingencies

Shareholders' equity:
  Common stock                                                            78                  78
  Additional paid-in capital                                         141,046             140,166
  Accumulated other comprehensive income                               3,591              32,353
  Unearned compensation                                               (1,289)             (2,280)
  Retained earnings (deficit)                                        (10,837)              6,142
                                                                   -----------------------------
     Total shareholders' equity                                      132,589             176,459
                                                                   -----------------------------
                                                                   $ 336,702           $ 375,607
                                                                   =============================

See Notes to Condensed Consolidated Financial Statements

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
(In thousands except for per share amounts)

                                                                 For The Three Months                    For The Nine Months
                                                                    Ended July 31,                          Ended July 31,
                                                                    --------------                          --------------
                                                               2000                1999                2000                1999
                                                               ----                ----                ----                ----
Revenues:
  Admissions                                                $  72,179           $  76,255           $ 189,293           $ 194,383
  Concessions                                                  32,603              35,278              84,458              88,626
  Other                                                         3,849               3,549              12,056              10,687
                                                            ---------------------------------------------------------------------
                                                              108,631             115,082             285,807             293,696
Costs and expenses:
  Film rentals                                                 39,802              43,435              98,968             102,443
  Concessions                                                   6,017               6,621              15,379              16,376
  Theatre operations and administrative expenses               58,990              59,218             168,790             170,996
  Depreciation and amortization                                 5,218               3,956              13,807              11,975
  (Gain) loss on disposition of theatre assets                    (31)                111                (334)             (2,021)
  (Gain) loss on impairment and restructuring                     (54)                186              (3,484)                686
  Corporate expenses                                              929               1,465               2,365               4,585
                                                            ---------------------------------------------------------------------
Operating (loss) earnings                                      (2,240)                 90              (9,684)            (11,344)
Equity losses in theatre affiliates                            (1,775)             (1,017)             (3,163)             (3,156)
Investment (loss) income, net                                 (10,344)              8,079              (6,816)             19,808
Interest expense                                               (1,430)               (678)             (2,904)             (1,723)
(Loss) gain on disposition of non-operating assets             (1,005)               (162)             (1,055)                221
                                                            ---------------------------------------------------------------------
(Loss) earnings before income taxes                           (16,794)              6,312             (23,622)              3,806
Income tax benefit (expense)                                    6,717              (2,524)              9,449              (1,522)
                                                            ---------------------------------------------------------------------
(Loss) earnings before cumulative effect of
        accounting change                                     (10,077)              3,788             (14,173)              2,284
Cumulative effect of accounting change, net of tax                 --                  --              (2,806)                 --
                                                            ---------------------------------------------------------------------
Net (loss) earnings                                         $ (10,077)          $   3,788           $ (16,979)          $   2,284
                                                            =====================================================================
Earnings (loss) per share:
  Basic:
     (Loss) earnings before cumulative effect of
        accounting change                                   $   (1.30)          $    0.49           $   (1.83)          $    0.30
     Cumulative effect of accounting change                        --                  --               (0.36)                 --
                                                            ---------------------------------------------------------------------
     Net (loss) earnings                                    $   (1.30)          $    0.49           $   (2.19)          $    0.30
                                                            =====================================================================
Earnings (loss) per share:
  Diluted:
     (Loss) earnings before cumulative effect of
        accounting change                                   $   (1.30)          $    0.49           $   (1.83)          $    0.30
     Cumulative effect of accounting change                        --                  --               (0.36)                 --
                                                            ---------------------------------------------------------------------
     Net (loss) earnings                                    $   (1.30)          $    0.49           $   (2.19)          $    0.30
                                                            =====================================================================
Weighted average shares outstanding:
  Basic                                                         7,757               7,719               7,748               7,714
                                                            =====================================================================
  Diluted                                                       7,757               7,739               7,748               7,731
                                                            =====================================================================

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)                                                        For the Nine Months
                                                                         Ended July 31,
                                                                      -------------------
                                                                    2000               1999
                                                                    ----               ----
Cash flows from operating activities:
    Net (loss) earnings                                          $(16,979)          $  2,284
    Adjustments to reconcile net earnings (loss) to net
     cash provided (used) by operating activities:
          Depreciation and amortization                            13,807             11,975
          Equity losses in theatre affiliates                       3,163              3,156
          Realized gain on marketable equity
               securities and portfolio investments                (5,487)           (28,464)
          Equity losses in marketable equity securities
               and portfolio investments                              326                474
          Loss on impairment of portfolio investments               9,500              8,273
          Cumulative effect of accounting change                    2,806                 --
          Gain on disposition of assets, impairment and
               restructuring                                       (2,763)            (1,556)
          Other non-cash activities                                 2,629              5,847
          Changes in assets and liabilities:
            Liabilities for early lease terminations               (7,071)            (7,709)
            Income tax receivable                                   6,910             12,618
            Trade payables                                          9,732              5,109
            Other current assets and liabilities                   (1,769)           (16,971)
                                                                 ---------------------------
    Net cash provided (used) by operations                         14,804             (4,964)
                                                                 ---------------------------

Cash flows from investing activities:
    Capital expenditures                                          (55,355)           (14,971)
    Proceeds from the disposition of theatre assets                 2,390              6,515
    Proceeds from the liquidation of short-term
      investments                                                      --             12,989
    Proceeds from sale of marketable equity securities             37,390             21,457
    Proceeds from the sale of international investment              7,500                 --
    Purchase of portfolio investments                             (34,525)           (15,554)
    Advances from (to) international theatre affiliates               671             (5,213)
    Other investing activities                                        968             (3,599)
                                                                 ---------------------------
    Net cash (used) provided by investing activities              (40,961)             1,624
                                                                 ---------------------------

Cash flows from financing activities:
    Increase in revolving credit facility                          31,600             11,225
    Other financing activities                                      1,437                287
                                                                 ---------------------------
    Net cash provided by financing activities                      33,037             11,512
                                                                 ---------------------------
    Net increase in cash and cash equivalents                       6,880              8,172

Cash and cash equivalents at beginning of period                   11,106              2,479
                                                                 ---------------------------
Cash and cash equivalents at end of period                       $ 17,986           $ 10,651
                                                                 ===========================

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements of GC Companies, Inc. (GCC or the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current years' presentation. The Company's theatre business is seasonal in nature, and the results of its investment operation are subject to a high degree of volatility. Accordingly, the results of operations for these periods historically have not been indicative of the results for the full year.

2.   OPERATIONS, FINANCING AND MANAGEMENT PLANS

Due to the Company's lower than expected results of operations and the continuing decline in the value of the Company's marketable equity securities, the Company received waivers as of July 31, 2000 of certain financial covenants in its lease financing arrangements, its revolving credit facility and its reimbursement agreement with Harcourt General, Inc. As a condition to obtaining these waivers, the Company has agreed to certain restrictions, which limit future capital expenditures and which prevent the Company from: (a) borrowing additional funds under its revolving credit facility; (b) entering into any new financial leasing transactions; (c) making any additional portfolio investments other than certain identified investments; and (d) making any distributions from the Company.

The Company also has requested certain amendments of its financial covenants under its lease financing arrangements, its revolving credit facility and its reimbursement agreement with Harcourt General to provide the Company with additional flexibility to operate its business. If these amendments are not obtained by October 31, 2000, the Company anticipates that it will not be in compliance with certain covenants in these financing agreements for the quarter ending October 31, 2000. Accordingly, as of July 31, 2000, all of the Company's outstanding indebtedness under its revolving credit facility has been classified as a current liability in its condensed consolidated balance sheet. There can be no assurance that the Company will be successful in obtaining the amendments of these agreements or as to the terms and conditions of such amendments. Accordingly, the Company may need to refinance all or a portion of the Company's indebtedness on or before maturity, and management can give no assurance that it will be able to refinance its indebtedness on commercially reasonable terms or at all.

Given the restrictions contained in its financing agreements, management believes that in the near future (a) it is unlikely to enter into any new domestic theatre lease commitments; (b) new investment activity will be limited to $5.25 million of identified investments, and as a result, the Company is continuing to reduce the cost of managing its portfolio investments; and (c) any net proceeds received from the future sales of assets may be utilized in part to prepay debt.

The Company's ability to make scheduled payments of principal, to pay the interest on, or to refinance its indebtedness, or to fund ongoing capital expenditures and projected working capital needs will depend on its future performance and its ability to realize the value of its holdings in portfolio investments and marketable equity securities. The Company has been experiencing a decline in patronage and profitability, primarily due to the build-up of megaplex theatres over the last several years and its inability to terminate leases, which have or will have a negative operating cash flow, on economically acceptable terms. These factors could continue to have an adverse impact on the Company's future performance. Based upon the Company's current level of operations, anticipated revenues and cash flow, the current market value of the Company's marketable equity securities and the Company's ability to realize such values, and assuming the Company is successful in obtaining the amendments of its financing agreements, management believes that cash flow from operations, available cash, proceeds from sales of portfolio investments and marketable equity securities will be adequate to meet the Company's liquidity needs over the next twelve months.

In light of the factors discussed above, the Company is actively considering all of its strategic alternatives, including additional closings of nonprofitable units, sales of certain of the Company's assets, or a potential restructuring, recapitalization or bankruptcy reorganization of the Company.

3.  MARKETABLE EQUITY SECURITIES AND PORTFOLIO INVESTMENTS

     As of July 31, 2000, information concerning marketable equity securities and portfolio investments was as follows:

                                                                                                     Change              Change
                                                                               Cumulative          in Pre-tax          in Pre-tax
(In thousands except percentages)                                             Gross Pre-tax        Unrealized          Unrealized
                                                                 Aggregate     Unrealized            Holding             Holding
                                   Accounting       Percent of   Carrying        Holding          Gains (Losses)     Gains (Losses)
          Investment              Designation       Ownership    Value(a)    Gains (Losses)(b)  for the Quarter(b)   Year to Date(b)
          ----------              -----------       ----------   ---------   -----------------  ------------------   ---------------
MARKETABLE EQUITY SECURITIES
----------------------------
   Global TeleSystems         Available-for-sale(c)     1.7       $26,098         $4,742             $(18,614)           $(47,398)
   GrandVision                Available-for-sale(c)     0.1           222            176                    9                 204
   MotherNature.com           Available-for-sale(c)     4.5           488            (12)              (1,280)             (9,417)
   El Sitio                   Available-for-sale(c)     3.8         6,191          1,080               (9,374)              1,080

====================================================================================================================================
Total Marketable Equity Securities                                 32,999          5,986              (29,259)            (55,531)
====================================================================================================================================

PORTFOLIO INVESTMENTS
---------------------
   Fuelman                     Equity Method(d)        44.9        16,291            n/a                  n/a                 n/a
   American Capital Access     Equity Method(d)        23.8        33,939            n/a                  n/a                 n/a
   Vanguard                      Cost Method(e)        15.0         8,000            n/a                  n/a                 n/a
   VeloCom                       Cost Method(e)         3.9        15,525            n/a                  n/a                 n/a

====================================================================================================================================
Total Portfolio Investments                                        73,755            n/a                  n/a                 n/a

====================================================================================================================================
Total Investments                                                $106,754         $5,986             $(29,259)           $(55,531)
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


     During the first nine months of 2000, the Company invested an additional $6.0 million in Fuelman bringing its total interest to 44.9% on a fully diluted basis. On December 17, 1999, the Company invested $8.0 million in Vanguard Modular Building Systems ("Vanguard"), a leading regional provider of relocatable classrooms and other commercial modular space solutions. During the first nine months of 2000, the Company invested $15.5 million as part of an overall commitment of $20.7 million in VeloCom Inc., a facilities-based voice, data and Internet provider in Brazil and Argentina. The Company anticipates that an additional investment in VeloCom of approximately $5.2 million will be made by the end of the fiscal year. On May 19, 2000, the Company invested an additional $5.0 million in American Capital Access Holdings, LLC ("ACA"), a financial guaranty insurance company.

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

     During the first quarter of 2000, the Company sold the remaining 532,702 shares of its investment in PrimaCom AG, a German cable television systems operator, which is traded on the German Neuer Market, generating net proceeds of $33.1 million and a realized pre- tax gain of $8.0 million. The cumulative pre-tax gain recognized in the consolidated statement of operations on these 532,702 shares to the date of sale over the Company's original cost basis was $22.7 million. In addition, the Company sold 59,000 shares of its investment in GrandVision SA, an optical and photo retailer that is publicly-traded on the French Exchange under the symbol "GPS," generating net proceeds of approximately $1.8 million and a realized loss of $54,000.

     During the second quarter, the Company sold 80,740 shares of GrandVision, which generated net proceeds of approximately $2.5 million and a realized gain of approximately $187,000.

     Investment income (loss), consisted of the following:


                                                           Three Months Ended July 31,         Nine Months Ended July 31,
============================================================================================================================
(In thousands)                                               2000              1999             2000               1999
============================================================================================================================

Interest and dividend income                                  $    311           $     22          $    517           $     93
Unrealized gain on marketable securities                            --              7,991                --             27,936
Realized gain (loss) on marketable equity securities               (63)                --             5,450                526
Equity losses on portfolio investments                             (38)                66              (327)              (474)
Management fee                                                  (1,054)                --            (2,956)                --
Loss on impairment of marketable equity
     securities and portfolio investments                       (9,500)                --            (9,500)            (8,273)
                                                              ----------------------------------------------------------------
Investment income (loss), net                                 $(10,344)          $  8,079          $ (6,816)          $ 19,808
                                                              ================================================================

Included in investment income (loss) for the nine months ended July 31, 2000 and 1999 are charges of $2.7 million and $1.3 million, respectively, relating to performance-based compensation earned by the Chief Investment Officer and certain former employees based on certain investment events as defined in the GCC Investments, Inc. Incentive Pool Plan.

During the third quarter, the Company determined that its investment in MotherNature.com had become permanently impaired and recorded a pre-tax charge of $9.5 million to the consolidated statement of operations. As a result of the marketable security's designation as available-for-sale, previous declines in MotherNature.com's market value had been reflected in the Company's consolidated balance sheet within the shareholders' equity section under the caption "Accumulated other comprehensive income."

In August, 1999, the Company established a new 99% owned subsidiary, GCC Investments, LLC ("LLC"). A portion of the investment portfolio - specifically the investments in El Sitio, MotherNature.com, ACA and Fuelman - was transferred into this entity at its fair value which approximated its current carrying amount. Subsequent investments in Fuelman, Vanguard and VeloCom Inc. have also been made through this LLC. The remaining 1% interest was purchased, at fair value, by Chestnut Hill Capital Partners, LLC ("CHCP"), which is owned by the Company's Chief Investment Officer and investment professionals formerly employed by the Company's investment subsidiary.

The LLC agreement specifies that profit sharing in the LLC will be between GCC and CHCP in accordance with certain contractual agreements. The activity relative to the minority interest includes the initial investment in the LLC by CHCP of approximately $0.6 million and the investment in LLC by CHCP for the investments purchased in the first nine months of 2000 of approximately $0.3 million.

CHCP also has a management agreement with GCC Investments, LLC which specifies that CHCP is to be reimbursed for certain expenses according to a specific formula. The amounts payable or paid for such expenses total $1.1 million during the third quarter of 2000 and $3.0 million for the nine months ended July 31, 2000.

4.   RECEIVABLE DUE FROM FINANCING INSTITUTION

At the end of the second quarter, the Company elected to reclassify the balance in the receivable due from the financing institution at January 31, 2000 of $
31.0 million to property and equipment, net in the consolidated balance sheets.

5.   IMPAIRMENT OF THEATRE ASSETS, EARLY TERMINATIONS AND RESTRUCTURE

The activity during the first three quarters of 2000 in the liability for early lease terminations was as follows:

                                       Reserve          Reserve for
                                      for Lease          Personnel
                                     Termination          Related             Total
                                        Costs              Costs             Reserve
                                     ------------------------------------------------

Balance at October 31, 1999           $ 13,930           $  1,547           $ 15,477

Cash payments:
     Lease buyouts                      (3,490)                --             (3,490)
     Rent and other payments              (323)              (182)              (505)
                                      ----------------------------------------------
Balance at January 31, 2000             10,117              1,365             11,482
                                      ----------------------------------------------

Cash payments:
     Lease buyouts                      (2,179)                --             (2,179)
     Rent and other payments               (23)              (334)              (357)
Changes in estimate                     (1,765)                --             (1,765)
                                      ----------------------------------------------
Balance at April 30, 2000                6,150              1,031              7,181
                                      ----------------------------------------------

Cash payments:
     Lease buyouts                          --                 --                 --
     Rent and other payments              (182)              (206)              (388)
                                      ----------------------------------------------
Balance at July 31, 2000              $  5,968           $    825           $  6,793
                                      ==============================================

During the first nine months of 2000, the Company executed the termination of two theatre leases resulting in the payment of $5.2 million as well as the buyout of several equipment leases resulting in the payment of approximately $0.5 million. In addition, the Company made rent, severance and other payments of $1.3 million during the first nine months of 2000 with respect to certain impaired theatres.

The gain on impairment and restructuring of $3.5 million in the first nine months of 2000 was primarily due to a reversal of an accrual for a lease buyout of approximately $1.8 million, a settlement gain of $1.8 million recognized as a result of the voluntary special retirement program offered by the Company in the fourth quarter of 1999 and miscellaneous charges of $0.1 million. The settlement gain was realized as a result of benefit payments made out of the Company's pension plan under the special retirement program.

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

6.   SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision maker reviews the results of the businesses that make up the consolidated entity. The Company identified six reportable segments - four segments within what the Company considers its domestic theatre operation (which encompasses all theatres in the continental United States); one segment which includes the Company's joint venture in South America and Mexico through the first six months of this year; and the final segment which includes all of the activity related to the investment portfolio business and corporate administration. This identification of segments emanates from management's recognition that (i) its domestic theatre locations are being operated in different manners given their ultimate strategic importance to the Company; (ii) its international operations are new theatre ventures in markets that are completely dissimilar to the United States market; and (iii) its investing activity in a variety of non-theatre related activities is wholly separate from theatre operations. The four operating segments within the domestic operations are core markets, other markets, impaired theatres and other expenses. The core segment represents those markets management defined as its strategic area of operations and includes theatres operating in the Northeast and Midwest. The other market segment includes those theatres outside of the core markets that are profitable and therefore are not defined as impaired. The impaired theatre segment includes all theatres that have been identified as impaired units in accordance with the analysis discussed in Note 4 of the Company's Annual Report. The other expenses column includes the regional and home office administration expenses of the domestic theatre operations.

The Company evaluates both domestic and international theatre performance and allocates resources based on current and projected earnings before interest, taxes, depreciation and amortization. Information concerning earnings (loss) before income taxes has also been provided to aid in the reconciliation to the consolidated totals. The international theatre segment has been reported in this footnote as if it were a fully-consolidated subsidiary rather than under the equity method as it has been reported in the consolidated financial statements because the Company evaluates operations on this basis. The adjustment column is utilized to return the international theatre segment to the equity method, as the international joint venture is 50% owned, and to eliminate intercompany balances.


                          THREE MONTHS - TOTAL COMPANY
                          ----------------------------
(In thousands)


THREE MONTHS ENDED JULY 31, 2000:            Domestic    International     Other          Segment                     Consolidated
                                             Theatres       Theatres     Operations       Totals       Adjustments       Totals
                                             --------    -------------   ----------       -------      -----------    ------------
Revenues:
     Admissions                             $  72,179      $  10,388             --      $  82,567      $ (10,388)     $  72,179
     Concessions                               32,603          2,748             --         35,351         (2,748)        32,603
     Other                                      3,849            700             --          4,549           (700)         3,849
                                            ------------------------------------------------------------------------------------
Total revenues                                108,631         13,836             --        122,467        (13,836)       108,631
                                            ------------------------------------------------------------------------------------

Earnings (loss) before taxes, interest,
  depreciation and amortization                 4,240          1,558         (1,347)         4,451         (1,558)         2,893
Net investment income (loss)                       27             25        (10,371)       (10,319)           (25)       (10,344)
Loss before income taxes                       (1,926)        (2,373)       (13,988)       (18,287)         1,493        (16,794)



THREE MONTHS ENDED JULY 31, 1999:            Domestic    International     Other          Segment                    Consolidated
                                             Theatres       Theatres     Operations       Totals      Adjustments       Totals
                                             --------    -------------   ----------       -------     -----------    ------------
Revenues:
     Admissions                             $  76,255      $  10,557             --     $  86,812      $ (10,557)     $  76,255
     Concessions                               35,278          3,392             --        38,670         (3,392)        35,278
     Other                                      3,549            691             --         4,240           (691)         3,549
                                            -----------------------------------------------------------------------------------
Total revenues                                115,082         14,640             --       129,722        (14,640)       115,082
                                            -----------------------------------------------------------------------------------

Earnings (loss) before taxes, interest,
  depreciation and amortization                 5,854          1,176         (1,511)        5,519         (1,176)         4,343
Net investment income                              --            255          8,079         8,334           (255)         8,079
Earnings (loss) before income taxes             1,559         (2,105)         5,792         5,246          1,066          6,312


                                DOMESTIC THEATRES
                                -----------------


THREE MONTHS ENDED JULY 31, 2000:        Core             Other          Impaired       Other      Total Domestic
                                        Markets          Markets         Theatres      Expenses       Theatres
                                        -------          -------         --------      --------    --------------

Revenues:
     Admissions                         $44,627          $15,987          $11,565          --          $72,179
     Concessions                         19,851            6,931            5,821          --           32,603

     Other                                          2,045             1,027               777                 --              3,849
                                                 ----------------------------------------------------------------------------------
Total revenues                                     66,523            23,945            18,163                 --            108,631
                                                 ----------------------------------------------------------------------------------

Earnings (loss) before taxes, interest,
  depreciation and amortization                     7,076             2,490              (889)            (4,437)             4,240
Earnings (loss) before income taxes                 3,033             1,546              (943)            (5,562)            (1,926)



THREE MONTHS ENDED JULY 31, 1999:                 Core               Other           Impaired            Other        Total Domestic
                                                 Markets            Markets          Theatres           Expenses         Theatres
                                                 -------            -------          --------           --------      --------------

Revenues:
     Admissions                                  $ 44,725          $ 12,972          $ 18,558                 --         $ 76,255
     Concessions                                   20,159             6,545             8,574                 --           35,278
     Other                                          1,676               623             1,250                 --            3,549
                                                 --------------------------------------------------------------------------------
Total revenues                                     66,560            20,140            28,382                 --          115,082
                                                 --------------------------------------------------------------------------------

Earnings (loss) before taxes, interest,
  depreciation and amortization                     9,141             2,850              (634)            (5,503)           5,854
Earnings (loss) before income taxes                 6,038             1,913              (889)            (5,503)           1,559



                           NINE MONTHS - TOTAL COMPANY
                           ---------------------------
(In thousands)

NINE MONTHS ENDED JULY 31, 2000:             Domestic    International     Other          Segment                    Consolidated
                                             Theatres      Theatres      Operations       Totals       Adjustments      Totals
                                             --------    -------------   ----------       -------      -----------   ------------
Revenues:
     Admissions                             $ 189,293      $  36,162             --      $ 225,455      $ (36,162)     $ 189,293
     Concessions                               84,458         10,806             --         95,264        (10,806)        84,458
     Other                                     12,056          2,575             --         14,631         (2,575)        12,056
                                            ------------------------------------------------------------------------------------
Total revenues                                285,807         49,543             --        335,350        (49,543)       285,807
                                            ------------------------------------------------------------------------------------

Earnings (loss) before taxes, interest,
  depreciation and amortization                 3,488          8,815         (3,183)         9,120         (8,815)           305
Net investment income (loss)                       84             50         (6,900)        (6,766)           (50)        (6,816)
Earnings (loss) before income taxes            (7,549)        (3,682)       (13,705)       (24,936)         1,314        (23,622)



NINE MONTHS ENDED JULY 31, 1999:             Domestic    International     Other          Segment                    Consolidated
                                             Theatres      Theatres      Operations       Totals       Adjustments      Totals
                                             --------    -------------   ----------       -------      -----------   ------------
Revenues:
     Admissions                             $ 194,383      $  28,328             --      $ 222,711     $ (28,328)     $ 194,383
     Concessions                               88,626          8,992             --         97,618        (8,992)        88,626
     Other                                     10,687          1,629             --         12,316        (1,629)        10,687
                                            -----------------------------------------------------------------------------------
Total revenues                                293,696         38,949             --        332,645       (38,949)       293,696
                                            -----------------------------------------------------------------------------------

Earnings (loss) before taxes, interest,
  depreciation and amortization                 4,762          1,334         (5,466)           630        (1,334)          (704)
Net investment income (loss)                       38           (300)        19,770         19,508           300         19,808
Earnings (loss) before income taxes            (5,804)        (5,578)        12,879          1,497         2,309          3,806


                                DOMESTIC THEATRES
                                -----------------

NINE MONTHS ENDED JULY 31, 2000:                  Core              Other           Impaired            Other         Total Domestic
                                                 Markets           Markets          Theatres           Expenses          Theatres
                                                 -------           -------          --------           --------       --------------

Revenues:
     Admissions                                 $ 116,259         $  41,964         $  31,070                 --        $ 189,293
     Concessions                                   51,443            18,092            14,923                 --           84,458
     Other                                          6,324             3,651             2,081                 --           12,056
                                                ---------------------------------------------------------------------------------
Total revenues                                    174,026            63,707            48,074                 --          285,807
                                                ---------------------------------------------------------------------------------

Earnings (loss) before taxes, interest,
  depreciation and amortization                    16,756             6,013            (5,561)           (13,720)           3,488
Earnings (loss) before income taxes                10,206             3,483            (4,142)           (17,096)          (7,549)



NINE MONTHS ENDED JULY 31, 1999:                  Core              Other           Impaired            Other         Total Domestic
                                                 Markets           Markets          Theatres           Expenses          Theatres
                                                 -------           -------          --------           --------       --------------

Revenues:
     Admissions                                 $ 110,439         $  41,863         $  42,081                 --        $ 194,383
     Concessions                                   49,255            19,694            19,677                 --           88,626
     Other                                          5,144             2,559             2,984                 --           10,687
                                                ---------------------------------------------------------------------------------
Total revenues                                    164,838            64,116            64,742                 --          293,696
                                                ---------------------------------------------------------------------------------

Earnings (loss) before taxes, interest,
  depreciation and amortization                    20,253             5,723            (4,690)           (16,524)           4,762
Earnings (loss) before income taxes                13,504             2,675            (5,459)           (16,524)          (5,804)


The Company's South American joint venture, Hoyts General Cinema South America ("HGCSA"), has entered into a $75 million debt financing arrangement with major financial institutions to fund its operations in Argentina, which is secured by the several guaranty of the joint venture's partners. Availability of this financing beyond $50 million is subject to syndication to third-party financial institutions. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At July 31, 2000, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $10.0 million.

HGCSA has entered into a $22.5 million debt financing arrangement with financial institutions to fund its operations in Chile, which is secured by the several guaranty of the partners. The Company is liable for 50% of the outstanding borrowings. At July 31, 2000, the Company's portion of the outstanding borrowings under this facility, that it guarantees, was approximately $10.7 million, which was comprised of $8.7 million of outstanding borrowings and $2.0 million of outstanding guarantees. The Company has invested approximately $1.4 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at July 31, 2000. This certificate of deposit is included in other current assets in the consolidated balance sheets.

7.   EARNINGS PER SHARE

     The computation of basic and diluted earnings per share is shown below. Basic earnings per share excludes any dilutive effect of options.

                                                                        For The Three Months                  For The Nine Months
                                                    Reference              Ended July 31,                        Ended July 31,
                                                    ---------           --------------------                  -------------------
(In thousands, except per share data)                                  2000               1999              2000               1999
                                                                       ----               ----              ----               ----

(Loss) earnings before cumulative effect of
  accounting change                                     A           $(10,077)          $  3,788          $(14,173)          $  2,284
                                                                    ----------------------------------------------------------------
Determination of shares:
    Weighted average number of common shares
      outstanding                                       B              7,757              7,719             7,748              7,714
    Diluted effect of contingently returnable
      shares and shares issuable on exercise
      of stock options                                                    --                 20                --                 17
                                                                    ----------------------------------------------------------------
Weighted average common shares outstanding
  for diluted computation                               C              7,757              7,739             7,748              7,731
                                                                    ----------------------------------------------------------------
(Loss) earnings per share before cumulative
  effect of accounting change:
    Basic                                              A/B          $  (1.30)          $   0.49          $  (1.83)          $   0.30
    Diluted                                            A/C          $  (1.30)          $   0.49          $  (1.83)          $   0.30

8.   COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

(In thousands)                                           For the Three Months Ended July 31,   For the Nine Months Ended July 31,
                                                         -----------------------------------   ----------------------------------

                                                                2000               1999               2000               1999
                                                                ----               ----               ----               ----

Net (loss) earnings                                          $(10,077)          $  3,788           $(16,979)          $  2,284
Unrealized (losses) gains on securities, net of tax           (11,913)            (3,146)           (28,762)            20,351
                                                             --------           --------           --------           --------
Ending balance                                               $(21,990)          $    642           $(45,741)          $ 22,365
                                                             --------           --------           --------           --------


9.   ACCOUNTING FOR START-UP ACTIVITIES

     In the first quarter of 2000, the Company adopted Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activity." SOP 98-5 required that start-up activities be expensed when incurred. The Company's practice had been to capitalize lease costs incurred prior to openings of theatres and amortize these costs under generally accepted accounting principles. The adoption of this new accounting pronouncement resulted in a one-time non-cash charge to the Company's statements of operations for the nine months ended July 31, 2000 of $4.7 million (net of income tax benefit of $1.9 million) or $0.36 per diluted share.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments in Hedging Activity." The Company is not required to implement this standard until fiscal 2001. Its requirements are complex and its scope far-reaching. The effect of adopting this standard is not anticipated to be material to the Company's financial position or results of operations.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2000 VERSUS THE THREE MONTHS ENDED JULY 31, 1999
----------------------------------------------------------------------------

THEATRE REVENUES - Total revenues decreased 5.6% to $108.6 million for the three months ended July 31, 2000 from $115.1 million for the same period in 1999 primarily attributable to an 11.4% decrease in patronage partially offset by a 6.8% increase in average ticket price and a 4.4% increase in concession sales per patron. The decrease in patronage was mainly due to continued competitor impacts resulting from the construction of megaplex theatres throughout the country. The build-up of megaplex theatres over the past three years has resulted in a dramatic increase in the number of screens throughout the country. This has negatively impacted the Company's patronage and profitability. The Company operated domestically 1,060 screens in 133 locations at July 31, 2000 compared to 1,067 screens at 140 locations at July 31, 1999. The increase in average ticket prices was due to price increases adopted in May, 2000 in a majority of theatres. The growth in concessions sales per patron was principally attributable to marketing promotions during the year, the continued rollout of new products and increased consumption.

COSTS OF THEATRE OPERATIONS - Cost of theatre operations (film rentals, concessions, theatre operations and administrative expenses and depreciation and amortization) decreased 2.8% to $110.0 million in 2000 from $113.2 million last year. However, as a percentage of total revenues, cost of theatre operations was 101.3% for the third quarter of 2000 compared to 98.4% for the same period in 1999. This increased percentage of the cost of theatre operations to total revenues for the three months ended July 31, 2000 compared to the same period in 1999 was primarily due to higher rent, occupancy costs and depreciation associated with new megaplex theatres opened over the last nine months. These increases were partially offset by lower administrative costs and a higher film margin.

CORPORATE EXPENSES - Corporate expenses decreased 36.6% to $0.9 million for the three months ended July 31, 2000 from $1.5 million in 1999 primarily due to a reclassification of the investment group expenses from corporate expenses to investment income (loss) as a result of the new subsidiary established in the fourth quarter of 1999, GCC Investments, LLC ("LLC"). The new subsidiary is owned 99% by the Company and the remaining 1% interest is owned by Chestnut Hill Capital Partners, LLC ("CHCP"), which is owned by the Chief Investment Officer and investment professionals formerly employed by the Company's investment subsidiary. CHCP has a management agreement with LLC, which specifies that CHCP is to be reimbursed for certain expenses according to a specific formula. Under this agreement, the management fee expense for the third quarter of fiscal 2000 was $1.1 million and is included in investment income (loss).

EQUITY LOSSES IN THEATRE AFFILIATES- The Company recorded net equity losses in theatre affiliates of $1.8 million for the three months ended July 31, 2000 compared to $1.0 million for the same period in 1999. Equity losses in theatre affiliates for the third quarter of 2000 include a charge of $0.6 million related to the Company's Mexican theatre investment sold in May, 2000 for approximately $14.3 million. In addition, the equity losses of the Company's Hoyts General Cinema South America ("HGCSA") were comparable to the same period last year. Revenues of the HGCSA venture increased 35% to $13.8 million for the third quarter of 2000, versus $10.3 million for the same period in 1999. This increase in revenues was primarily due to higher patronage as a result of an increase in the number of screens and theatres operating during the quarter. HGCSA operated 135 screens in 14 theatres at July 31, 2000 compared to 101 screens and 11 theatres at July 31, 1999.

INVESTMENT INCOME (LOSS), NET - The Company recorded an investment loss of $10.3 million for the third quarter of 2000 compared to investment income of $8.1 million for the same period in 1999. The Company's investment loss during the third quarter of 2000 included a charge of $9.5 million for the permanent impairment taken on MotherNature.com, management expenses of $1.1 million and other gains of $0.3 million. The investment income in 1999, included the unrealized pre-tax gain on the PrimaCom trading securities of $4.4 million, the realized pre-tax gain on the Global TeleSystems, Inc. trading and available-for-sale securities sold during the quarter of approximately $3.6 million and miscellaneous investment income of $0.3 million, partially offset by additional performance-based compensation related to the investment portfolio of $0.2 million.

INTEREST EXPENSE - The Company's interest expense increased to $1.4 million for the three months ended July 31, 2000 compared to $0.7 million in 1999 mainly due to increased borrowings outstanding during the quarter under the revolving credit facility and a higher interest rate.

INCOME TAX EXPENSE - The Company's effective tax rate was 40.0% in 2000, unchanged from 1999.

                               GC COMPANIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

NINE MONTHS ENDED JULY 31, 2000 VERSUS THE NINE MONTHS ENDED JULY 31, 1999
--------------------------------------------------------------------------

THEATRE REVENUES - Total revenues decreased 2.7% to $285.8 million for the nine months ended July 31, 2000 from $293.7 million for the same period in 1999 primarily attributable to a 9.8% decrease in patronage partially offset by a 7.9% increase in average ticket price and a 5.4% increase in concession sales per patron. The decrease in patronage was mainly due to continued competitor impacts resulting from the construction of megaplex theatres throughout the country. The build-up of megaplex theatres over the past three years has resulted in a dramatic increase in the number of screens throughout the country. This has negatively impacted the Company's patronage and profitability. The Company operated domestically 1,060 screens at 133 locations at July 31, 2000 compared to 1,067 screens at 140 locations at July 31, 1999. The increase in average ticket prices was due to price increases adopted in November, 1999 and May, 2000 in a majority of theatres. The growth in concessions sales per patron was principally attributable to marketing promotions during the year, the continued rollout of new products and increased consumption.

COSTS OF THEATRE OPERATIONS - Cost of theatre operations (film rentals, concessions, theatre operations and administrative expenses and depreciation and amortization) decreased $4.9 million to $296.9 million for the nine months ended July 31, 2000 from the $301.8 million from the previous year; however, as a percentage of total revenues, cost of theatre operations was 103.9% for the first nine months of 2000 compared to 102.8% for the same period in 1999. This increased percentage of the cost of theatre operations to total revenues for the first nine months of 2000 compared to the same period in 1999, was primarily due to higher rent, occupancy and depreciation costs associated with new megaplex theatres opened over the last twelve months. These increases were partially offset by lower administration costs, a decrease in payroll theatre costs, lower pre-opening expenses and higher film margins.

(GAIN) LOSS ON DISPOSITION OF THEATRE ASSETS - During the first nine months of 2000, the Company sold two theatres with 10 screens as well as miscellaneous assets generating proceeds of $2.4 million and a realized pre-tax gain of $0.3 million. During the same period in 1999, the Company sold three theatres in Michigan, two theatres in Texas, a theatre in New York, a theatre in Florida and miscellaneous assets generating net proceeds of $6.5 million and a pre-tax gain of $2.0 million.

(GAIN) LOSS ON IMPAIRMENT AND RESTRUCTURING - The Company recorded a gain of $3.4 million in the nine months ended July 31, 2000 as a result of the settlement gain of $1.8 million associated with the voluntary special retirement program offered by the Company in the fourth quarter of 1999, a reversal of an accrual for a lease buyout of approximately $1.8 million and miscellaneous charges of $0.2 million. The settlement gain was realized as a result of benefit payments made out of the Company's pension plan under the special retirement program.

CORPORATE EXPENSES - Corporate expenses decreased 48.4% to $2.4 million in 2000 from $4.6 million in 1999 primarily due to a reclassification of the investment group expenses from corporate expenses to investment income (loss) as a result of the new subsidiary established in the fourth quarter of 1999, GCC Investments, LLC ("LLC"). The new subsidiary is owned 99% by the Company and the remaining 1% interest is owned by Chestnut Hill Capital Partners, LLC ("CHCP"), which is owned by the Chief Investment Officer and investment professionals formerly employed by the Company's investment subsidiary. CHCP has a management agreement with LLC, which specifies that CHCP is to be reimbursed for certain expenses according to a specific formula. Under this agreement, the management fee expense for the first nine months of fiscal 2000, and included in investment income, was $3.0 million.

EQUITY LOSSES IN THEATRE AFFILIATES- The Company recorded net equity losses in theatre affiliates of $3.2 million for the nine months ended July 31, 2000 compared to $3.2 million for the same period in 1999. Included in equity losses in theatre affiliates for the first nine months of 2000, was a charge of $1.6 million related to the Company's Mexican theatre investment sold in May, 2000 for approximately $14.3 million. The Company's equity losses in Hoyts General Cinema South America ("HGCSA") joint venture improved for the nine months ended July 31, 2000 to $1.5 million. This improvement is primarily due to an increase in revenues and a reduction of start-up costs incurred by the venture in the first quarter of 1999. Revenues of the HGCSA venture increased 54% to $42.6 million for the nine months ended July 31, 2000 versus $27.6 million for the same period in 1999. This increase in revenues was primarily due to higher patronage as a result of opening six theatres with 70 screens over the last twelve months.

INVESTMENT INCOME (LOSS), NET - The Company recorded investment loss of $6.8 million for the nine months ended July 31, 2000 compared to investment income of $19.8 million for the same period in 1999. The Company's investment income during the first nine months of 2000 included the realized pre-tax gain of $8.0 million on the sale of the remaining shares of PrimaCom, partially offset by performance-based compensation of $2.7 million earned by certain former employees as a result of the sale of all the Company's holdings in PrimaCom, a charge of $9.5 million for the permanent impairment taken on MotherNature.com, management expenses of $3.0 million and other gains of $0.4 million. In the first nine months of 1999, the Company recorded an unrealized gain on the PrimaCom trading securities of approximately $18.8 million, an unrealized gain on Global TeleSystems Group, Inc. ("GTS") of approximately $6.1 million and a realized gain on the GTS trading and available-for-sale securities sold of approximately $4.2 million and miscellaneous investment income of $0.3 million. This income in 1999 was partially offset by the impairment charge on the Teletrac investment of $8.3 million and additional performance-based compensation related to the investment portfolio of $1.3 million.

INTEREST EXPENSE - The Company's interest expense increased to $2.9 million for the nine months ended July 31, 2000 compared to $1.7 million in 1999 mainly due to increased borrowings outstanding during the year under the revolving credit facility and a higher interest rate.

INCOME TAX EXPENSE - The Company's effective tax rate was 40.0% in 2000, unchanged from 1999.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX - In the first quarter of 2000, the Company adopted Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activity." SOP 98-5 required that start-up activities be expensed when incurred. The Company's practice had been to capitalize lease costs incurred prior to openings of theatres and amortize the costs under generally accepted accounting principles. The adoption of this new accounting pronouncement resulted in a one-time non-cash charge to the Company's statements of operations for the nine months ended July 31, 2000 of $4.7 million (net of income tax benefit of $1.9 million) or $0.36 per diluted share.

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

In the nine months ended July 31, 2000, General Cinema Theatres, Inc. (GCT) opened a 14-screen theatre in Chicago, Illinois, a seven- screen theatre in Washington, D.C., a 14-screen theatre in Greenwood, Indiana, a 13-screen theatre in Boston, Massachusetts and added two screens to an existing theatre in the Boston, Massachusetts area. Aggregate costs including construction and pre-opening costs paid by the Company during fiscal 2000 and over the term of the project in opening these theatres amounted to approximately $29.9 million and $51.7 million, respectively. The aggregate construction costs paid by the Company for a theatre vary depending on the lease negotiated with the landlord, the number of auditoriums, additional amenities that may be offered at the theatre and the portion of costs provided by the Company's agreement with a major financial institution to provide operating leases on leasehold improvements and equipment.

The Company has significant lease commitments. Lease payments totaled $76.5 million in 1999, and minimum lease payments are anticipated to approximate $79.5 million in 2000.

During the first nine months of 2000, the Company sold two theatres with ten screens and miscellaneous assets generating proceeds of $2.4 million. In addition, the Company closed seven theatres with 32 screens. Two of the theatres were identified as impaired, and the costs associated with the closing of these theatres were previously provided and included as part of the early lease termination reserve. At July 31, 2000, the Company had an outstanding liability for early lease terminations of $6.8 million. The Company's reserve established for leases on properties it intends to abandon reflects management's best estimate of the potential cost associated with exiting the existing lease. Estimates are based on analysis of the facilities, correspondence with the landlords, exploratory discussions with sublessees and market conditions. The amounts the Company will eventually be obligated for could differ materially from the amounts assumed at arriving at the reserve. This process will continue, and the Company from time to time may be required to make additional substantial one-time cash outflows. During the first nine months of 2000, the Company made cash payments of $5.7 million to terminate leases and $1.3 million for rent, severance and other payments

The Company's total capital expenditures of $55.4 million for the nine months ended July 31, 2000 included cash expenditures for domestic theatres of $36.1 million, cash expenditures of $3.8 million associated with the Sundance Cinema joint venture and the reclassification of the outstanding receivable due from a financing institution at October 31, 1999 of $15.5 million. The domestic theatre cash expenditures of $36.1 million were for new theatre projects, leasehold improvements, furniture and equipment purchases as well as information services related projects. Domestic theatre capital expenditures are expected to approximate $60.8 million in 2000, including the reclassification of the receivable due from a financing institution at October 31, 1999 of $15.5 million. In addition, the Company anticipates contributing $7.7 million of cash to the Sundance Cinema joint venture during fiscal 2000 primarily to fund its share of construction of the two Sundance theatre projects which will open in 2001.

INTERNATIONAL THEATRES - During the nine months ended July 31, 2000, the Company opened an 8-screen theatre in Chile through its South American joint venture. The joint venture in South America, HGCSA, anticipates opening an additional 25 screens and three units by the end of calendar 2000. This theatre expansion program will be financed through debt facilities in Chile and Argentina. Future advances are required of the partners under the South American joint venture agreement only if sufficient bank financing is not available. Debt financing has been obtained by HGCSA through its local subsidiaries for its theatre expansion program in Chile and Argentina.

HGCSA has entered into a $75 million debt financing agreement with major financial institutions to fund its operations in Argentina, which is secured by the several guaranty of the joint venture's partners. Availability of this financing beyond $50 million is subject to syndication to third-party financial institutions. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At July 31, 2000, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $10.0 million.

HGCSA has entered into a $22.5 million debt arrangement with financial institutions to fund its operations in Chile, which is secured by the several guaranty of the joint venture's partners. The Company is liable for 50% of the outstanding borrowings. At July 31, 2000, the Company's portion of the outstanding borrowings under these facilities that it guarantees was approximately $10.7 million, which was comprised of $8.7 million outstanding borrowings and $2.0 million of outstanding guarantees. The Company invested approximately $1.4 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at July 31, 2000. This certificate of deposit is included in other current assets in the consolidated balance sheets.

In May, 2000, the Company sold its Mexican theatre investment for approximately $14.3 million of which $7.5 million of the sales price was received in cash, and the remaining balance will be paid in three installments over two years.

INVESTMENT PORTFOLIO - At July 31, 2000, marketable equity securities were $33.0 million, a decrease of $70.0 million from the balance at October 31, 1999. The decrease in marketable securities during the first nine months of 2000 was primarily due to a decline in value of its Global TeleSystems, Group, Inc. investment of $47.4 million, the sale of a portion of the Company's investment in GrandVision SA, the sale of the remaining shares of PrimaCom offset by the initial public offering of the Company's El Sitio and MotherNature.com investments.

During the first nine months of 2000, the Company sold 139,740 shares of GrandVision SA generating proceeds of approximately $4.3 million. In addition, the Company sold its remaining 532,702 shares in PrimaCom during the first quarter of 2000 generating net cash proceeds of approximately $33.1 million.

During the first nine months of 2000, the Company invested an additional $5.0 million in Fuelman bringing its total interest to 44.9% on a fully diluted basis and advanced $1.0 million to Fuelman in the form of a note. On December 17, 1999, the Company invested $8.0 million in Vanguard Modular Building Systems, a leading provider of relocatable classrooms and other commercial modular space solutions. In addition, during the first nine months of 2000, the Company invested $15.5 million as part of an overall $20.7 million commitment in VeloCom Inc., a facilities-based voice, data and Internet provider in Brazil and Argentina. The remaining portion of the commitment to VeloCom of $5.2 million will be made in the fourth quarter of 2000. During the third quarter, the Company invested an additional $5.0 million in American Capital Access, a financial guaranty insurance company.

Both El Sitio and MotherNature.com completed initial public offerings during the first quarter of 2000. As a result of these public offerings, and in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company reclassified both these investments to marketable equity securities and recorded them at their fair values at July 31, 2000 of $6.2 million for El Sitio and $0.5 million for MotherNature.com.

OTHER - The Company received net borrowings of $31.6 million on its outstanding revolving credit facility and paid interest of $1.4 million during the first nine months of 2000. The average interest rate for the first nine months of 2000 was 8.3%.

Due to the Company's lower than expected results of operations and the continuing decline in the value of the Company's marketable equity securities, the Company received waivers as of July 31, 2000 of certain financial covenants in its lease financing arrangements, its revolving credit facility and its reimbursement agreement with Harcourt General, Inc. As a condition to obtaining these waivers, the Company has agreed to certain restrictions, which limit future capital expenditures and which prevent the Company from: (a) borrowing additional funds under its revolving credit facility; (b) entering into any new financial leasing transactions; (c) making any additional portfolio investments other than certain identified investments; and (d) making any distributions from the Company.

The Company also has requested certain amendments of its financial covenants under its lease financing arrangements, its revolving credit facility and its reimbursement agreement with Harcourt General to provide the Company with additional flexibility to operate its business. If these amendments are not obtained by October 31, 2000, the Company anticipates that it will not be in compliance with certain covenants in these financing agreements for the quarter ending October 31, 2000. Accordingly, as of July 31, 2000, all of the Company's outstanding indebtedness under its revolving credit facility has been classified as a current liability in its condensed consolidated balance sheet. There can be no assurance that the Company will be successful in obtaining the amendments of these agreements or as to the terms and conditions of such amendments. Accordingly, the Company may need to refinance all or a portion of the Company's indebtedness on or before maturity, and management can give no assurance that it will be able to refinance its indebtedness on commercially reasonable terms or at all.

Given the restrictions contained in its financing agreements, management believes that in the near future (a) it is unlikely to enter into any new domestic theatre lease commitments; (b) new investment activity will be limited to $5.25 million of identified investments, and as a result, the Company is continuing to reduce the cost of managing its portfolio investments; and (c) any net proceeds received from the future sales of assets may be utilized in part to prepay debt.

The Company's ability to make scheduled payments of principal, to pay the interest on, or to refinance its indebtedness, or to fund ongoing capital expenditures and projected working capital needs will depend on its future performance and its ability to realize the value of its holdings in portfolio investments and marketable equity securities. As discussed above, the Company has been experiencing a decline in patronage and profitability, primarily due to the build-up of megaplex theatres over the last several years and its inability to terminate leases, which have or will have a negative operating cash flow, on economically acceptable terms. These factors could continue to have an adverse impact on the Company's future performance. Based upon the Company's current level of operations, anticipated revenues and cash flow, the current market value of the Company's marketable equity securities and the Company's ability to realize such values, and assuming the Company is successful in obtaining the amendments of its financing agreements, management believes that cash flow from operations, available cash, proceeds from sales of portfolio investments and marketable equity securities will be adequate to meet the Company's liquidity needs over the next twelve months.

In light of the factors discussed above, the Company is actively considering all of its strategic alternatives, including additional closings of nonprofitable units, sales of certain of the Company's assets, or a potential restructuring, recapitalization or bankruptcy reorganization of the Company.

In December, 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock through December, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments in Hedging Activity." The Company is not required to implement this standard until fiscal 2001. Its requirements are complex and its scope far-reaching. The effect of adopting this standard is not anticipated to be material to the Company's financial position or results of operations.

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

The domestic motion picture segment is subject primarily to interest rate risks. It bears this risk in two specific ways. First, the Company borrows money under its revolving credit facility to fund its operating needs. At July 31, 2000, the Company had outstanding borrowings of $44.6 million, carrying a variable interest rate, which was 9.5% on that date. The Company's exposure related to variable interest resides in the earnings and cash flow implications caused by changes in interest rates. However, a 100 basis point change in the variable rate of interest paid by the Company on its outstanding borrowings under its revolving credit facility would not have a significant impact on either the earnings or cash flows of the Company. The second component of interest rate risk relates to amounts earned on the Company's short- term investments of excess cash. Such risk affects fair values, earnings and cash flows.

Operations in South America are undertaken through equity method investees. Fluctuations in the market value of the underlying equity are not reported for financial purposes nor can a sensitivity analysis be performed relative to the market risk of the underlying equity. Because the investment is in South America, and operations are conducted utilizing local currencies, the Company's results of operations are exposed to foreign currency exchange rate changes. Market risk relative to exchange fluctuations does not exist in the Company's South American locations since these currently operate in non hyper-inflationary environments.

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

The Company's investment portfolio is primarily exposed to risks arising from changes in equity prices. Such portfolio has been segmented into two categories. The first category of investments held in the portfolio relate to those marketable equity securities classified as available-for-sale. Four investment holdings are classified herein at July 31, 2000: the Company's investments in Global TeleSystems Group, Inc. ("GTS"), an international telecommunications company (NYSE:GTS); El Sitio (NASDAQ:LCTO), an Internet provider of global and country-specific content targeting Spanish and Portuguese speaking people in Latin America; MotherNature.com (NASDAQ:MTHR), a Web-based retailer of vitamins, supplements and minerals; and GrandVision ("GPS"), an optical and photo retailer that is publicly-traded on the French Exchange under the symbol "GPS." The GTS shares are subject to considerable market risk due to its volatility, and during the first nine months of 2000, have traded as high as $36.13 and as low as $8.38. At July 31, 2000, the GTS shares closed at $8.50. El Sitio shares since its initial public offering through July 31, 2000, have traded as high as $41.00 and as low as $4.25. At July 31, 2000,the El Sitio shares closed at $4.25. MotherNature.com shares since its initial public offering through July 31, 2000 have traded as high as $13.00 and as low as $0.72. At July 31, 2000, the MotherNature.com shares closed at $0.72. During the first nine months of 2000, The GPS shares have traded as high as 33.20 euros and as low as 24.50 euros. As of July 31, 2000, GPS shares closed at 31.05 euros. Equity market fluctuations, without taking into account the impact of fluctuations in the euro vis-a-vis the US dollar, can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 20% fluctuation in the aggregate value of the available-for-sale securities would either reduce or increase total assets by $5.3 million.

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

                                     PART II
                                     -------


Item 6. Exhibits and Reports on Form 8-K.

          (a)  EXHIBITS.

               27.1      Financial data schedule.

          (b)  REPORTS ON FORM 8-K.

               The Company did not file any reports on Form 8-K during the quarter ended July 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


    GC COMPANIES, INC.

Date: September 14, 2000                  /signed/
                                          --------------------------------------
                                          Richard A. Smith
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer


Date: September 14, 2000                  /signed/
                                          --------------------------------------
                                          G. Gail Edwards
                                          Vice President, Chief Financial
                                          Officer and Treasurer Principal
                                          Accounting Officer