Form 10-K405
period 2000-10-31
GC COMPANIES INC
filed 2001-01-29
CIK 912295

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                         COMMISSION FILE NUMBER 1-12360

                               GC COMPANIES, INC.
                   DEBTOR-IN-POSSESSION AS OF OCTOBER 11, 2000
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

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16,131,697 on January 22, 2001.

         There were 7,830,921 shares of Common Stock outstanding as of January 22, 2001.

                               GC COMPANIES, INC.
                  DEBTOR-IN-POSSESSION AS OF OCTOBER 11, 2000

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                                TABLE OF CONTENTS


PART I                                                                  PAGE NO.

   Item 1.   Business                                                        3

   Item 2.   Properties                                                      8

   Item 3.   Legal Proceedings                                               8

   Item 4.   Submission of Matters to a Vote of Security Holders             9

PART II

   Item 5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters                                            10

   Item 6.   Selected Financial Data                                        11

   Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      12

   Item 7a.  Quantitative and Qualitative Disclosure about Market Risk      22

   Item 8.   Financial Statements and Supplementary Data                    24

   Item 9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                       51

PART III

   Item 10.  Directors and Executive Officers of the Registrant             51

   Item 11.  Executive Compensation                                         52

   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management                                                     54

   Item 13.  Certain Relationships and Related Transactions                 57

PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                    60

   Signatures                                                               61

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

GC Companies, Inc. (the "Company"), through its subsidiaries, operates a motion picture exhibition circuit in the United States under the name "General Cinema Theatres," through a joint venture, operates motion picture theatres in South America and also manages a pool of the Company's capital for investments. Through its investment operations, the Company invested in businesses which are unrelated to the Company's theatre business and the broader entertainment industry. INVESTMENTS MADE BY THE COMPANY MAY BE HIGHLY ILLIQUID AND MAY INVOLVE CONSIDERABLE RISK. SEE "GCC INVESTMENTS, INC." BELOW.

The Company was incorporated under the laws of the State of Delaware in September, 1993. On October 11, 2000, the Company and a number of its domestic subsidiaries (the "Debtors") filed petitions to reorganize under Chapter 11 ("Chapter 11" or the "Chapter 11 cases") of the United States Bankruptcy Code, and certain of its domestic theatre subsidiaries filed petitions to liquidate under Chapter 7 ("Chapter 7") of the United States Bankruptcy Code (collectively the "Bankruptcy Proceedings"). A principal reason for the Company's Bankruptcy Proceedings was to permit the Company to reject real estate leases that were or were expected to become burdensome due to cash losses at these locations. The Company is currently operating its businesses as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court in the District of Delaware. The Company's subsidiary which holds the Company's interest in its South American theatre joint venture did not file a petition for reorganization and therefore is not subject to the jurisdiction of the Bankruptcy Court. See
Item 3 Legal Proceedings.

In the Chapter 11 cases, as debtors-in-possession, the Company is authorized to operate its businesses in the ordinary course. Actions to collect pre-petition indebtedness are stayed.

The Company currently retains the exclusive right to file a plan of reorganization until February 9, 2001; however, an extension of this date is currently being requested through May 9, 2001 by motions now pending before the Bankruptcy Court. If granted, this would allow the Company the exclusive right to file a plan of reorganization until May 9, 2001 and to solicit acceptance of a plan of reorganization until July 9, 2001, subject to any further extensions as approved by the Bankruptcy Court. The determination of how liabilities will be ultimately treated cannot be made until the Bankruptcy Court approves the Company's plan of reorganization, which is currently being prepared.

The Company entered into an agreement dated October 13, 2000 with major financial institutions for a debtor-in-possession credit facility (the "DIP Facility") under which the Company may borrow up to $45.0 million, subject to certain limitations, to fund ongoing working capital needs while the Bankruptcy Proceedings are pending. A further discussion regarding liquidity is in Item 7 and Note 2 to the Company's consolidated financial statements.

                          GENERAL CINEMA THEATRES, INC.

The Company's theatre operations are the outgrowth of a motion picture exhibition business which originated in 1922. The predecessors of the Company are credited with opening two of the first drive-in movie theatres in 1938 and one of the first indoor shopping center theatres in 1951.

As of October 31, 2000, the Company operated 78 theatres with a total of 685 screens in 20 states. Substantially all of the Company's theatres are state-of-the-art facilities, equipped with high-quality sound and projection equipment and exhibit a popular selection of films on a "first run" basis.

Approximately 72% of the Company's theatres and screens are located in 23 of the 50 largest Areas of Dominant Influence (television market areas as defined by Nielson Media Research) in the United States.

From the beginning of fiscal 2000 through the end of fiscal 2000, the Company increased its average number of screens per theatre from 7.6 to 8.8 as a result of opening four theatres with 50 screens and closing 64 older theatres with 417 screens through the year. All of the Company's theatres are multi-screen theatres, and approximately 60% of the Company's screens are located in theatres having 10 to 18 screens. The Company expects to continue to increase the average number of screens per theatre in its circuit by selectively closing or selling less productive theatres, which generally have fewer screens. Since November 1, 1991, the Company has opened 29 new theatres with an average of 12 screens each. In addition, the Company currently operates two "Premium Cinemas" which are upscale movie-going experiences with features such as large leather seats, a bistro menu of appetizers and an elegant lounge. Key factors which the Company considers in selecting new theatre sites are demographic trends derived from statistical sources, distance from competitive theatres, and accessibility and proximity to retail and other entertainment and dining areas.

Multi-screen theatres enable the Company to present a variety of films appealing to diverse segments of the movie-going public while serving patrons from common support facilities such as concession stands and box offices. The Company believes that this strategy enhances attendance, increases the utilization of theatre capacity and promotes operating efficiencies. Staggered scheduling of movie starting times minimizes staffing requirements for auditorium entry and exit and box office and concession stand services, and reduces congestion throughout the theatre and its parking areas. Multi-screen theatres also provide increased flexibility in determining the length of time that a film will run and the size of the auditorium in which it will be shown.

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

Fees payable to distributors are based upon several factors including theatre location, film supply, competition, season and film content. Film licensing (termed "film buying" in the industry) typically requires payment of a fee based on the higher of a gross receipts formula or a theatre admissions revenue sharing formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage declining over the term of the run. Under a theatre admissions revenue sharing formula, the distributor receives a specified percentage of the excess of box office receipts over a negotiated allowance for theatre expenses. The Company may agree to guarantee minimum license fees or make recoupable advance payments on licensing fees, or both, in order to obtain a license for a film that is in high demand.

The Company's film buyers evaluate the prospects for upcoming films prior to the time that distributors solicit interest. Criteria considered for each film include all of the factors which affect box office potential including cast, director, plot, performance of similar films, the production cost and marketing budget for the film, estimated film licensing costs, estimated impact on concession sales and the expected Motion Picture Association of America rating. The Company maintains records of attendance by film title and theatre location so as to enable its film buyers to evaluate a prospective film's suitability and likelihood of success with respect to each theatre location.

The Company's business is dependent upon the availability of motion pictures that have substantial popular appeal. There are fewer than ten major distributors which provide a substantial portion of quality first run movies to the exhibition industry. Historically, and during fiscal 2000, less than 17% of the Company's total annual box office receipts have been attributable to the films of any single distributor. From year to year, however, the Company's revenues attributable to individual distributors may vary significantly depending upon the commercial success of each distributor's films. The Company believes that its relationships with each of the major distributors generally are good.

The Company continues to receive film in the ordinary course. The Company has not experienced an interruption of film supply as a result of the Company filing Chapter 11 and continues to enjoy a good supply of film product. The Company has received Bankruptcy Court approval to pay in full all of its pre-petition obligations to film distributors.

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

                                   CONCESSIONS

The Company owns and operates the concession stands in all of its theatres. Concession sales are the second largest source of revenue for the Company after box office receipts and contribute significantly to the Company's earnings. Concession items consist primarily of popcorn, soft drinks and candy. The Company is continuing its efforts to increase concession sales through optimizing product mix, introducing new products such as brand name fast foods, coffee and other beverages, novelty items and film-related merchandise, offering bulk candy snacks, training staff to cross-sell products, and making efficient use of concession facilities and staff. In addition, the introduction of cafes and the expansion of game rooms in our theatres are also contributing to increased sales. The Company's strategy emphasizes prominent and appealing concession counters designed for rapid service, efficiency, and optimal merchandising of concession items.

                                   COMPETITION

The Company's theatres are subject to varying degrees of competition in the geographic areas in which they operate. Competition is often intense with respect to licensing films, attracting patrons and finding new theatre sites.

The Company believes that the principal competitive factors with respect to film licensing include licensing terms, box office grossing histories, seating capacity, location of theatres, the quality of projection and sound equipment and the exhibitors' ability and willingness to promote films. The Company believes that the principal competitive factors with respect to attracting patrons include the availability and licensing of popular films, the location and comfort of theatres, the quality of the projection and sound equipment and ticket prices.

Industry participants vary substantially in size, from small independent operators of a single theatre with a single screen to large national chains of multi-screen theatres. All compete aggressively with the Company for films, patrons and theatre locations. The Company competes directly with its largest competitors in most of the geographic areas in which it operates. In recent years, construction of megaplex theatres has occurred in the industry which has resulted in significant additions to the total industry screen count. Since these new screens are being added at a faster rate than the increase in total industry demand, the Company anticipates intense competition for domestic box office receipts. New megaplex construction by competitors has impacted the Company in certain markets in which it operates.

The Company's theatres compete with other forms of entertainment for the public's leisure time and disposable income. For example, the Company's theatres face competition from a number of alternative motion picture exhibition delivery systems such as video cassettes and cable television, including pay-per-view and satellite entertainment technology. While the future impact of such delivery systems on the motion picture exhibition industry cannot be determined precisely, such delivery systems may have had, and in the future may have, an adverse impact on attendance at the Company's theatres.

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

                                  INTERNATIONAL

Effective July 1, 1998, the Company entered into a 50/50 joint venture with Hoyts Cinema Group creating Hoyts General Cinema South America (HGCSA), a stand-alone theatre circuit which pursues theatre opportunities in South America. As of October 31, 2000, HGCSA operated seven theatre units with 70 screens in Argentina, six theatres with 50 screens in Chile, a theatre with 15 screens in Brazil and a joint venture with an eight-screen theatre in Uruguay. Key factors which are considered in selecting new theatre sites are demographic trends derived from statistical sources, distance from competitive theatres and accessibility and proximity to retail and other entertainment and dining areas.

All of the Company's theatres in South America are state-of-the-art multi-screen facilities, are equipped with high quality sound and projection equipment and exhibit films on a "first-run" basis. Multi-screen theatres enable the joint venture to present a variety of films appealing to diverse segments of the movie-going public while serving patrons from common support facilities such as concession stands, box office and sales outlets. This strategy enhances attendance, increases the utilization of theatre capacity and promotes operating efficiencies. Staggered scheduling of movie starting times minimizes staffing requirements for auditorium entry and exit and parking areas. Multi-screen theatres also provide flexibility in determining the length of time that a film will run and the size of the auditorium in which it will be shown.

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

                                    EMPLOYEES

At October 31, 2000, the Company had approximately 450 full-time and 3,473 part-time theatre employees. The number of part-time employees generally increases during the summer and holiday seasons in keeping with the seasonal nature of the motion picture exhibition business.

Certain of the Company's projectionists, representing approximately 8.3% of the Company's employees, are represented by the International Alliance of Theatrical Stage Employees and Motion Picture Machine Operators. The Company believes that its relationships with this union and with its employees generally are good.

                              GCC INVESTMENTS, INC.

Through GCC Investments, Inc., the Company invested in companies that are engaged in businesses which are unrelated to the Company's theatre business and the broader entertainment industry. The Company's investment professionals monitor the Company's investments and, as designees of the Company, serve as members of the boards of directors of such companies. To date, the Company has financed its investments with existing cash balances. At the present time, the Company is restricted from making any additional new investments under agreements with its lenders, and certain sales of portfolio investments require consent of the DIP Facility lenders.

The investments of the Company are minority positions. Although the Company does not seek to provide day-to-day managerial support to the companies in which it holds investments, the Company, through its board of directors representation, may provide such companies assistance with strategic, financial and operational matters.

In August of 1999, the Company formed GCC Investments, LLC ("LLC"), a limited liability company, to act as a vehicle to hold the Company's investment portfolio. Existing investments in non-public portfolio companies were transferred to LLC. LLC is owned 99% by GCC Investments, Inc. (a wholly-owned subsidiary of the Company) and 1% by Chestnut Hill Capital Partners, LLC ("CHCP"). CHCP is owned by the Company's former Chief Investment Officer and other professional investment personnel formerly employed by GCC Investments, Inc.

The LLC agreement specifies that the profit sharing in the LLC will be between GCC and CHCP in accordance with certain contractual calculations. CHCP also had a management agreement with regard to GCC Investments, LLC, which specified that CHCP was to be reimbursed for certain expenses according to a specific formula. This management agreement was terminated in October, 2000, and the remaining members of CHCP now provide services as employees of the Company.

INVESTMENTS MADE BY THE COMPANY MAY BE HIGHLY ILLIQUID AND MAY INVOLVE CONSIDERABLE RISK. BECAUSE OF THE COMPANY'S DESIRE TO MAXIMIZE RETURNS FROM ITS INVESTMENT OPERATIONS, CURRENT INCOME CONSTITUTES A LOW STRATEGIC PRIORITY. THERE CAN BE NO ASSURANCE THAT THE COMPANY'S INVESTMENT OPERATIONS WILL MAKE A CONTRIBUTION TO THE COMPANY'S EARNINGS IN THE FORESEEABLE FUTURE. THE COMPANY'S INVESTMENT OPERATIONS MAY REDUCE THE COMPANY'S EARNINGS OR CAUSE THE COMPANY TO INCUR LOSSES. FOR INFORMATION CONCERNING THE INVESTMENTS MADE BY THE COMPANY, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND NOTES 4, 5 and 23 TO THE COMPANY'S CONSOLIDATED
FINANCIAL STATEMENTS.

                    RELATIONSHIP WITH HARCOURT GENERAL, INC.

Harcourt General, Inc. ("Harcourt General") provided certain corporate services to the Company in consideration of a fee based on Harcourt General's costs. Harcourt General's Chairman also serves as Chairman of the Company, and, until October 10, 2000, one of Harcourt's Chief Executive Officers served as President and Chief Operating Officer of the Company. The fees payable to Harcourt General have been subject to the approval of the Company's Special Review Committee, a committee of the Board of Directors consisting solely of directors who are not affiliated with Harcourt General. The fees paid or accrued by the Company to Harcourt General for management and other corporate services were $150,000, $465,000 and $477,000 in fiscal years 2000, 1999 and 1998, respectively. The reduction in the amount paid in 2000 was a result of an agreement with Harcourt General which provided that no charges for the services of Richard A. Smith and Robert A. Smith be incurred after April, 2000.

In addition, a majority of the pre-1993 theatre leases to which the Company is a party are guaranteed by Harcourt General (the "Guaranteed Leases"). Pursuant to a Reimbursement and Security Agreement entered into between the Company and Harcourt General at the time the Company became a stand-alone entity ("Spinoff"), the Company has agreed to reimburse Harcourt General for all liabilities, if any, which may be incurred by Harcourt General after the Spinoff in connection with the Guaranteed Leases, and has pledged all of the stock of its theatre subsidiaries to Harcourt General as security for such agreement. The Reimbursement and Security Agreement contains financial and operating covenants; however, enforceability of these covenants and other limitations are stayed in connection with the Chapter 11 proceedings. In consideration of Harcourt General's continuing guarantees of the Guaranteed Leases, the Company paid Harcourt General a guarantor's fee measured as a percentage of the present value of all amounts owing under the Guaranteed Leases for which Harcourt General has potential liability. The guarantor's fees paid by the Company to Harcourt General for fiscal years 2000, 1999 and 1998 were approximately $555,000, $695,000 and $230,000, respectively. Harcourt General has not guaranteed any theatre leases entered into by the Company following the Spinoff.

In addition, the Company subleases office space and a theatre location from Harcourt General. The rent and rent-related expense associated with this sublease totaled $1.2 million in 2000, 1999 and 1998, respectively.

Although Harcourt General has no equity ownership in the Company, Richard A. Smith and certain members of his family (the "Smith Family Group") beneficially own approximately 29.09% of the outstanding shares of Common Stock of the Company and approximately 28.28% of the outstanding equity securities of Harcourt General. In addition, Richard A. Smith, the Chairman of Harcourt General, serves as the Chairman of the Company. Robert A. Smith, one of the Chief Executive Officers of Harcourt General, served as the President and Chief Operating Officer of the Company until his resignation on October 10, 2000.

ITEM 2.  PROPERTIES

                                    DOMESTIC

As of October 31, 2000, the Company operated 78 domestic theatres with a total of 685 screens in 20 states. The Company opened four theatres with 50 screens and closed 64 older theatres with 417 screens throughout the year. In the fourth quarter of 2000, the Company closed 55 theatres with 375 screens. All of the Company's theatres, with one exception, are operated pursuant to leases. The Company's theatre leases are generally entered into on a long-term basis with terms (including options) ranging from 15 to 40 years. Theatre leases typically provide for rent based on box office receipts subject to an annual minimum rental. The Company also is usually obligated to pay taxes, utilities, common area maintenance costs and certain other expenses related to its leased theatres.

The Company's corporate, theatre and investment headquarters are located in Chestnut Hill, Massachusetts, a suburb of Boston. Corporate headquarters' functions include overall administration, finance, accounting, human resources and management of the Company and all investment operations. Theatre headquarters' functions include administration with respect to theatre operations, information services, marketing, real estate development and strategic planning. The Company subleases its corporate and theatre headquarters from Harcourt General.

For additional information regarding the Company's lease obligations, see the Notes to the consolidated financial statements contained in Item 8, and Financial Statements and Supplementary Data.

                                  INTERNATIONAL

As of October 31, 2000, the Company operates through HGCSA, seven theatre units with 70 screens in Argentina, six theatre units with 50 screens in Chile, a theatre with 15 screens in Brazil and, through a joint venture, a theatre unit with eight screens in Uruguay. The average number of screens per theatre is 9.5 with the theatres ranging in size from 5 to 16 screens. All of the international theatres are operated pursuant to leases. The theatre leases are generally entered into on a long-term basis with terms (including options) ranging from 10 to 30 years. The theatre leases typically provide for rent based on box office receipts subject to an annual minimal rental and typically will require for the payment of taxes, utilities, common area maintenance and certain other expenses related to the leased theatre.

The South American joint venture has a corporate office in Buenos Aires, Argentina and a regional theatre office in Santiago, Chile. The corporate office functions include overall administration, finance, information services, real estate development, accounting and management of the joint venture operations. The Chile regional office functions include administration with respect to theatre operations, human resources, marketing, film licensing and theatre management with respect to Chile.


ITEM 3.  LEGAL PROCEEDINGS

On October 11, 2000, the Company and the following domestic operating subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the US Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware under the case name In re GC Companies, Inc., et. al.
                                             ---------------------------------
Case Numbers 00-3897 through 00-3927 (the "Chapter 11 cases"):

GCC Investments, Inc.
General Cinema Theatres, Inc.
G.C. Theatre Corp. of California
General Cinema Corp. of Clifton
General Cinema Theatre of Columbia, Inc.
General Cinema Theatres of Delaware, Inc.
General Cinema Corp. of Greenwood
General Cinema Theatres of Illinois, Inc.
General Cinema Corp. of Indiana
General Cinema Corp. of Landmark
General Cinema Corp. of Maryland, Inc.
General Cinema Corp. of Massachusetts

General Cinema Corp. of Mayfair
General Cinema Corp. of Mazza
General Cinema Corp. of Minnesota, Inc.
General Cinema Theatres of New Jersey, Inc.
General Cinema of New Mexico, Inc.
General Cinema Corp. of New York, Inc.
General Cinema Corp. of North Carolina
General Cinema Corp. of Northwestern
General Cinema Theatres of Ohio, Inc.
General Cinema Corp. of Owings Mills
General Cinema Corp. of Parkway Pointe
General Cinema Corp. of Pennsylvania
General Cinema Corp. of Plymouth Meeting
General Cinema Corp. of South Carolina
General Cinema Corp. of Texas
General Cinema Corp. of Virginia
General Cinema Corp. of Washington
General Cinema Theatre of Yorktown, Inc.

In addition, on October 11, 2000, the following domestic subsidiaries filed voluntary petitions for protection under Chapter 7 of US Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware:

General Cinema Theatres of Georgia (Case No. 00-3932)
General Cinema Corp. of Florida, Inc. (Case No. 00-3933)
General Cinema Corp. of Louisiana (Case No. 00-3931)
General Cinema Corp. of Tennessee, Inc. (Case No. 00-3929)
General Cinema Corp. of Rhode Island (Case No. 00-3930)
General Cinema Corp. of West Palm Beach (Case No. 00-3928)

All of the Chapter 11 and Chapter 7 proceedings are currently pending.

At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business. Additional information regarding the Chapter 11 cases is set forth in Item 1, Item 7, and Notes 1, 2 and 3 to the consolidated financial statements.

The Company is involved in various other legal proceedings arising in the ordinary course of its business operations. The Company does not believe that the disposition of any such proceedings will have a material adverse effect on the financial position or continuing operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                           PRICE RANGE OF COMMON STOCK

The Company's Common Stock trades on the New York Stock Exchange under the symbol "GCX." The high and low sales prices for the Common Stock on the New York Stock Exchange for the past two fiscal years were as follows:


             FISCAL 2000:                             HIGH     LOW

            First Quarter                            $29.88   $23.00
            Second Quarter                           $35.75   $27.50
            Third Quarter                            $32.82   $16.13
            Fourth Quarter                           $20.75   $ 1.19

             FISCAL 1999:                             HIGH     LOW

            First Quarter                            $42.00   $37.00
            Second Quarter                           $37.88   $30.00
            Third Quarter                            $37.44   $34.63
            Fourth Quarter                           $36.00   $22.44

At January 22, 2001, there were 2,542 record holders of Common Stock. In December, 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock through December, 2000. No repurchases were made in fiscal 2000, and the Company did not renew this program in 2001.

The Company has been notified by the New York Stock Exchange ("NYSE") that the Company is below the NYSE's continued listing standards and that the Company's current listing with the NYSE is subject to review by the NYSE in accordance with its continued listing procedures. Accordingly, while an established public trading market exists, with respect to the Common Stock, there can be no assurance that the Common Stock will remain listed on the NYSE or otherwise be subject of an established trading market.

                                 DIVIDEND POLICY

The Company has not paid and has no current plans to pay cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its theatre business.

ITEM 6.    SELECTED FINANCIAL DATA


(Unaudited)                                                                             Fiscal Years(1)

(Dollar amounts in thousands except for per share amounts)         2000          1999          1998          1997          1996

Revenues                                                      $ 358,042     $ 386,150     $ 407,386     $ 445,133     $ 443,984
                                                              =================================================================
Operating (loss) earnings                                       (92,671)      (13,658)      (66,898)       11,822        20,373
Equity losses in theatre affiliates                              (3,643)       (7,468)         (539)           --            --
Investment (loss) income, net                                   (19,834)       20,116        (1,378)       13,880        10,107
Interest expense                                                 (4,311)       (2,430)       (1,048)         (586)         (639)
(Loss) gain on disposition of non-operating assets               (1,076)         (382)          593          (100)         (617)
                                                              -----------------------------------------------------------------
(Loss) earnings before income taxes                            (121,535)       (3,822)      (69,270)       25,016        29,224
Income tax (provision) benefit                                   (9,341)        1,529        27,708       (10,257)      (11,982)
                                                              -----------------------------------------------------------------
(Loss) earnings before cumulative effect of
     accounting change                                         (130,876)       (2,293)      (41,562)       14,759        17,242
Cumulative effect of accounting change                           (4,676)           --            --            --            --
                                                              -----------------------------------------------------------------
Net (loss) earnings                                           $(135,552)    $  (2,293)    $ (41,562)    $  14,759     $  17,242
                                                              =================================================================
(Loss) earnings per share
     Basic
        (Loss) earnings before cumulative effect
            of accounting change                              $  (16.89)    $   (0.30)    $   (5.39)    $    1.91     $    2.21
        Cumulative effect of accounting change                    (0.60)           --            --            --            --
                                                              -----------------------------------------------------------------
        Net (loss) earnings                                   $  (17.49)    $   (0.30)    $   (5.39)    $    1.91     $    2.21
                                                              =================================================================
     Diluted
        (Loss) earnings before cumulative effect
            of accounting change                              $  (16.89)    $   (0.30)    $   (5.39)    $    1.90     $    2.19
        Cumulative effect of accounting change                    (0.60)           --            --            --            --
                                                              -----------------------------------------------------------------
        Net (loss) earnings                                   $  (17.49)    $   (0.30)    $   (5.39)    $    1.90     $    2.19
                                                              =================================================================
     Weighted average shares outstanding
        Basic                                                     7,750         7,715         7,710         7,728         7,816
                                                              =================================================================
        Diluted                                                   7,750         7,715         7,710         7,768         7,858
                                                              =================================================================

Depreciation and amortization                                 $  17,255     $  16,256     $  19,180     $  19,229     $  19,369
Marketable equity securities                                  $   5,361     $ 102,956     $  78,162     $      --     $      --
Portfolio investment assets                                   $  68,158     $  54,657     $  61,769     $  87,078     $  50,187
Total assets                                                  $ 251,339     $ 375,607     $ 389,961     $ 339,600     $ 314,303
Revolving credit facility (2)                                 $  44,600     $  13,000     $  16,775     $      --     $      --
Debtor-in-Possession financing                                $   7,874     $      --     $      --     $      --     $      --
Long-term capital lease obligations (2)                       $     412     $     990     $   1,722     $   2,254     $   3,059
Other long-term liabilities (2)                               $  34,122     $  36,297     $  33,523     $  31,912     $  29,029
Number of movie screens
     Domestic                                                       685         1,052         1,045         1,113         1,159
     International(3)                                               143           186           120            53            --
Number of locations
     Domestic                                                        78           138           150           175           189
     International(3)                                                15            18            13             5            --

(1) The selected financial data are derived from the consolidated financial statements of the Company.

(2) These liability categories are classified in "Liabilities subject to compromise" at October 31, 2000.

(3) These locations and screens are owned by the Company's South American joint venture and, as such, are accounted for under the equity method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

On October 11, 2000, the Company and a number of its domestic subsidiaries filed petitions to reorganize under Chapter 11 ("Chapter 11" or the "Chapter 11 cases")of the United States Bankruptcy Code, and certain of its domestic theatre subsidiaries filed petitions to liquidate under Chapter 7 ("Chapter 7") of the United States Bankruptcy Code (collectively the "Bankruptcy Proceedings"). The Company's subsidiary which holds the Company's interest in its South American theatre joint venture did not file a petition for reorganization, and therefore it is not subject to the jurisdiction of the Bankruptcy Court.

The Company has incurred a significant loss in 2000. The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to maintain compliance with debt covenants under the debtor-in-possession credit facility (the "DIP Facility"), the confirmation of a plan of reorganization by the Bankruptcy Court and the successful refinancing of certain financial obligations.

In order to address the continuing losses at its older theatres that had experienced substantial patronage declines due to competitive building against the Company's theatre locations, the Company closed 55 locations with 375 screens in the fourth quarter of the year. These closures will permit the ongoing losses associated with those theatres to be eliminated. The Chapter 11 filings will allow the Company to incur a far lower cost to terminate these leases than would have been incurred had these leases been terminated outside of the Chapter 11 process because of the lease termination cost limitation contained in Section 502(b)(6) of the Bankruptcy Code. The Company is negotiating with certain of its remaining landlords and is continuing to evaluate its remaining leases as part of its reorganization plan process. The Company has addressed its general and administrative costs, and these have already been reduced in part as a result of the downsizing of the number of theatres operated and other management initiatives.

Management's objective is to have a plan of reorganization confirmed prior to the expiration of the DIP Facility on October 13, 2001 and believes that this timing is reasonably likely. Management believes that cash from operations along with exit financing, or asset sales proceeds, if required, will be available to provide sufficient liquidity to allow the Company to continue as a going concern. However, there can be no assurance of this. The Company is currently preparing a plan of reorganization for presentation to its creditors. Until such a plan of reorganization is confirmed by the Bankruptcy Court, there can be no assurance that the Company will emerge from these reorganization proceedings, and the effect of the terms and conditions of such a plan of reorganization on the Company's business cannot be determined.

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

The results contemplated by the Company's forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, the ability of the Company to continue to be in compliance with the terms of the DIP Facility, the terms and conditions that may be required by the Company's financial institutions and creditors in connection with its plan of reorganization, the Company's actual results of operations, the lack of strong film product, the impact of competition including its impact on patronage, risks associated with international operations, market and other risks associated with the Company's investment activities and other factors described herein. Forward-looking statements related to the Bankruptcy Proceedings also involve known and unknown risks, uncertainties and other factors. In particular, the successful emergence of the debtors-in-possession from the Chapter 11 cases is subject to confirmation of a plan of reorganization.

      YEAR ENDED OCTOBER 31, 2000 COMPARED WITH YEAR ENDED OCTOBER 31, 1999

In order to alleviate continuing cash flow losses at a number of theatre locations and the inability to reach appropriate resolution to the leases with the landlords at these locations and to restructure the Company's financial obligations, on October 11, 2000 (the "Filing Date"), the Company and certain of its domestic subsidiaries voluntarily filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Certain other subsidiaries of the Company, located in Georgia, Tennessee, Florida, Louisiana and Rhode Island filed petitions for relief under Chapter 7 of the United States Bankruptcy Code. The Chapter 7 subsidiaries have been deconsolidated and the net assets of these subsidiaries were written off and included in reorganization items in the consolidated statements of operations. The Company is presently operating its domestic theatre business and managing its investment assets as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court in the District of Delaware (the "Bankruptcy Court").

Net losses increased $133.3 million to a loss of $135.6 million in 2000 from a net loss of $2.3 million in 1999. The net loss in 2000 included an impairment and restructuring charge of $37.6 million relating to the nonrecoverability of assets of the Company's domestic theatre businesses and ventures, a reorganization charge of $28.9 million related to the Bankruptcy Proceedings as well as impairment charges on the investment portfolio of $19.1 million. Net losses in 1999 included $19.9 million of pre-tax gains associated with the Company's marketable securities and investment portfolio, a pre-tax gain of $2.1 million related to a sale of a theatre in New York, a charge of $6.7 million relating to restructuring of the domestic theatre business, a charge of $3.5 million to write-down the net book values of impaired theatre assets, a charge of $3.6 million to accrue for lease termination costs, a gain of $8.5 million related to lease settlements less than the amount previously accrued and a gain of $7.9 million related to change in estimates of lease termination costs. Theatre operations showed a loss of $73.9 million in 2000 compared to a loss of $6.2 million in 1999. Operating losses after corporate expenses for 2000 were $92.7 million, an increase of $79.0 million from an operating loss after corporate expenses of $13.7 million in 1999.

                                Theatre Revenues

Total revenues decreased 7.3% to $358.0 million for the year ended October 31, 2000 from $386.2 million for the same period in 1999 primarily attributable to a 13.9% decrease in patronage, partially offset by a 7.9% increase in average ticket price and a 6.1% increase in concession sales per patron. The decrease in patronage was mainly due to continued competitor impacts resulting from the construction of megaplex theatres throughout the country. The build-up of megaplex theatres over the past three years has resulted in a dramatic increase in the number of screens throughout the country. This has negatively impacted the Company's patronage and profitability. The Company operated domestically 685 screens at 78 locations at October 31, 2000 compared to 1,052 screens at 138 locations at October 31, 1999. During 2000, the Company closed 64 theatres with 417 screens, of which 55 theatres with 375 screens were closed in the fourth quarter. The increase in average ticket prices was due to price increases adopted in November, 1999 and May, 2000 in a majority of theatres. The growth in concessions sales per patron was principally attributable to marketing promotions during the year and some minor price increases. In addition, both the Company's average ticket price and concession sales per person were positively impacted by the closing of theatres, which, as a group, had lower ticket prices and weaker concession performance.

                           Costs of Theatre Operations

Cost of theatre operations (film rentals, concessions, theatre operations, administrative expenses and depreciation and amortization) decreased $17.2 million to $381.0 million for the year ended October 31, 2000 from the $398.3 million from the previous year; however, as a percentage of total revenues, cost of theatre operations was 106.4% for the year ended October 31, 2000 compared to 103.1% for the same period in 1999. This increased percentage of the cost of theatre operations to total revenues for the year ended October 31, 2000 compared to the same period in 1999, was primarily due to higher rent, occupancy and depreciation costs associated with new megaplex theatres opened over the last twelve months. These increases were partially offset by lower administration costs, lower pre-opening expenses and higher film and concession margins.

                          Disposition of Theatre Assets

During the year ended October 31, 2000, the Company sold two theatres with 10 screens as well as miscellaneous assets generating net proceeds of $2.4 million and a pre-tax gain of $0.6 million. During 1999, the Company sold three theatres in Michigan, two theatres in Texas, a theatre in New York, a theatre in Florida and other miscellaneous assets generating net proceeds of $6.6 million and a pre-tax gain of $2.1 million.

                          Impairment and Restructuring

In 2000, the Company recorded a loss on impairment and restructuring of $37.6 million, which included a charge for impairment of assets of $34.2 million and an accrual for lease termination costs of $6.9 million which were limited due to the Bankruptcy Code Section 502(b)(6), partially offset by the reversal, as a result of a change in estimate, of previously accrued lease termination costs of $3.5 million. In 1999, the Company reversed previously accrued lease termination costs of $7.9 million and recorded a credit of $8.5 million from lease settlements less than amounts accrued. These credits were partially offset by an impairment of assets charge of $3.5 million, an accrual for new lease termination costs of $3.6 million and a restructuring charge of $6.7 million.

Impairment of assets in 2000 includes a charge of $27.3 million to write-down fixed assets of under performing theatres currently operating under Chapter 11 and a charge of $6.9 million for the impairment of assets of the Company's domestic joint venture as a result of the inability of the venture to obtain funds for required capital expenditures.

During the ordinary course of business, management has and will make determinations that impact the recoverability of theatre assets. Such decisions have impacted operations in 2000 and 1999. As part of the Company's annual budgeting process, management has and will review the long-lived assets used in the theatre business for impairment. This analysis has and will take place at the individual theatre level, which management believes is the lowest level for which there are identifiable cash flows. In addition, management has and will review internal management reports as well as monitor current and potential future competition in its markets for indicators of impairment of individual theatre assets. As a result of this analysis, management has and will determine whether impairment has occurred, whether a write-down of the asset carrying value to fair value is required and whether to abandon or continue to operate the theatre. The impairment loss is measured as the amount by which the carrying value of the asset exceeds the fair value, which is based on management's estimates. The primary technique to determine fair value is to discount the future cash flows of the theatre. There is considerable management judgement necessary to determine the future cash flows of a theatre, and, accordingly, actual results could vary significantly from such estimates.

Continued significant industry building of new megaplexes has caused the Company to re-assess the value and utility of certain theatre locations through its internal evaluation process described above. This increase in competition in certain markets as a result of the opening of megaplexes by competitors, which has tended to and is projected to draw audiences away from certain theatre locations that the Company operates.

Accrual for lease termination costs of $6.9 million in 2000 represents a charge related to the guarantee of certain third party leases. The amount accrued by the Company was determined in accordance with Section 502(b)(6) of the Bankruptcy Code, which limits a landlord's lease claim to the greater of one year's rental obligation or 15% of the total lease term obligation, not to exceed three year's rental obligation. The accrual recorded for these leases may be subject to future adjustments based on the claims filed by the landlords and Bankruptcy Court actions. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from additional leases, which may be rejected in connection with the Bankruptcy Proceedings. These estimated lease termination accruals were partially offset by a reversal, as a result of a change in estimate of previously accrued lease termination costs of $3.5 million.

In addition, in 2000 the Company recorded a post retirement benefit charge of $1.9 million, offset by a pension settlement gain of $1.9 million related to the 1999 special retirement program.


                              Reorganization Items

The Company incurred and recorded the following expenses directly associated with the Bankruptcy Proceedings: (i) reorganization items of $28.9 million, which included the write-off of the net book value of assets of $6.0 million for the 55 theatres closed during the fourth quarter, (ii) accrued lease termination costs of $20.0 million, (iii) professional services related to the bankruptcy of $2.4 million and (iv) severance of $0.5 million. The accrued lease termination costs are for those 36 of the 55 closed theatres that were operated by subsidiaries that filed for reorganization under Chapter 11 and have been closed. This provision is based upon the Company's estimates of the landlords'
Section 502(b)(6) claim for these theatre locations, based upon the assumption that these leases will be rejected. The provision recorded in respect of the 36 leases noted above may be subject to future adjustments based on claims filed by the landlords and Bankruptcy Court determinations. The Company cannot presently determine or reasonably estimate the ultimate liability, which may result from the filing of claims for any rejected contracts or from additional leases which may be rejected in connection with Bankruptcy Proceedings.

Nineteen of the 55 closed theatres, which were located in Florida, Georgia, Louisiana, Tennessee and Rhode Island were operated by subsidiaries that filed for bankruptcy under Chapter 7. As a result, the Company did not provide for any
Section 502(b)(6) claims for these locations during the fourth quarter of 2000 since the Company is not liable to the landlords under the provisions of the Bankruptcy Code.

                               Corporate Expenses

Corporate expenses decreased 38.7% to $3.8 million in 2000 from $6.3 million in 1999 primarily due to a reclassification of the investment group expenses from corporate expenses to investment income (loss) as a result of the new subsidiary established in the fourth quarter of 1999, GCC Investments, LLC ("LLC"). This subsidiary is owned 99% by the Company and the remaining 1% interest is owned by Chestnut Hill Capital Partners, LLC ("CHCP"), which is owned by the former Chief Investment Officer and investment professionals formerly employed by the Company's investment subsidiary. Through October 10, 2000 CHCP had a management agreement with LLC, which specified that CHCP was to be reimbursed for certain expenses according to a specific formula. Under this agreement, the management fee expense for the year ended October 31, 2000, and included in investment income, was $3.3 million. The management agreement was terminated in October, 2000.

                       Equity Losses in Theatre Affiliates

The Company recorded net equity losses in theatre affiliates of $3.6 million for the year ended October 31, 2000 compared to $7.5 million for the same period in 1999. Included in equity losses in theatre affiliates for the year ended October 31, 2000 was a charge of $1.6 million related to the Company's Mexican theatre investment sold in May, 2000 for approximately $14.3 million and losses of $0.5 million incurred with respect to the Company's domestic theatre venture. The Company's equity losses in Hoyts General Cinema South America ("HGCSA") joint venture improved for the year ended October 31, 2000 to a loss of $1.5 million from a loss of $3.7 million in 1999. This improvement was primarily due to an increase in revenues and a reduction of start-up costs incurred by the venture in 1999. Revenues of the HGCSA venture increased 33.7% to $59.1 million for the year ended October 31, 2000 versus $44.2 million for the same period in 1999. This increase in revenues was primarily due to higher patronage as a result of opening two theatres with 16 screens in 2000 and for having a full year of operating results for the five theatres with 59 screens that opened during 1999.

                          Investment Income (Loss), Net

The Company recorded an investment loss of $19.8 million for the year ended October 31, 2000 compared to investment income of $20.1 million for the same period in 1999. The Company's investment loss during fiscal year 2000 included a charge of $9.6 million for the permanent impairment taken on American Capital Access ("ACA"), a charge of $9.5 million on MotherNature.com, a realized pre-tax loss of $2.9 million on the sale of the remaining shares of Global TeleSystems, Inc. in the fourth quarter, equity losses of $1.5 million, management expenses of $3.3 million and performance-based compensation of $2.0 million. These investment losses were partially offset by the realized pre-tax gain of $8.0 million on the sale of PrimaCom, interest and dividend income of $0.6 million as well as miscellaneous income of $0.4 million. The Company's investment income for the year ended October 31, 1999 included the unrealized pre-tax gain on the PrimaCom trading securities of approximately $14.7 million, the realized pre-tax gain on the GTS trading and available-for-sale securities sold during fiscal 1999 of approximately $10.3 million, the realized pre-tax gain recognized on the shares of PrimaCom trading securities of $5.2 million, the realized gain of $2.1 million on the lifting of restrictions on GrandVision escrow shares held by the Company, partially offset by the realized pre-tax loss of $2.9 million on the GrandVision available-for-sale securities sold during the fourth quarter, performance-based compensation of $0.9 million and miscellaneous investment losses of $0.1 million. This income was partially offset by the impairment charge on the Teletrac investment of $8.3 million.

                                Interest Expense

The Company's interest expense increased to $4.3 million for the year ended October 31, 2000 compared to $2.4 million in 1999 mainly due to increased borrowings outstanding during the year under the revolving credit facility, a higher interest rate and interest accrued on the DIP Facility.

                               Income Tax Expense

The Company recorded an income tax provision of $9.3 million in 2000. No benefit from losses incurred was recorded due to uncertainty surrounding the recovera-bility of such losses. The Company's effective tax rate was 40% in 1999.

                     Cumulative Effect of Accounting Change

In the first quarter of 2000, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that start-up activities be expensed when incurred. The Company's practice had been to capitalize lease costs incurred prior to the openings of theatres and amortize the costs under accounting principles generally accepted in the United States of America. The adoption of this new accounting pronouncement resulted in a one-time non-cash charge to the Company's statements of operations for the year ended October 31, 2000 of $4.7 million or $0.60 per diluted share.

      YEAR ENDED OCTOBER 31, 1999 COMPARED WITH YEAR ENDED OCTOBER 31, 1998

Net losses decreased $39.3 million to a loss of $2.3 million in 1999 from a loss of $41.6 million in 1998. The loss in 1999 included $19.9 million of pre-tax gains associated with the Company's marketable securities and investment portfolio, a pre-tax gain of $2.1 million related to a sale of a theatre in New York, a charge of $6.7 million relating to restructuring of the domestic theatre business, a charge of $3.5 million to write-off the net book values of impaired theatre assets, a charge of $3.6 million to accrue for lease termination costs, a gain of $8.5 million related to lease settlements less than the amount previously accrued and a gain of $7.9 million related to change in estimates of lease termination costs. Net losses in 1998 included a $28.6 million pre-tax impairment charge on theatre assets, a pre-tax charge of $39.6 million primarily relating to the cost of exiting certain leases, a $12.8 million pre-tax gain related to the sale of a theatre in Texas and $1.0 million of interest expense. Theatre operations showed a loss of $6.2 million in 1999 compared to a loss of $58.6 million in 1998. Operating losses after corporate expenses for 1999 were $13.7 million, an improvement of $53.2 million from a loss of $66.9 million in 1998.

                                Theatre Revenues

Total revenues decreased 5.2% to $386.2 million for the year ended October 31, 1999 from $407.4 million for the same period in 1998 primarily attributable to a 10.5% decrease in patronage partially offset by a 3.4% increase in concession sales per patron, a 5.0% increase in the average ticket price and a $4.2 million increase in other revenue. The decrease in patronage was primarily attributable to competitor impacts in certain markets and a reduction in average theatre screens operated by the Company in 1999 compared to 1998. The opening of megaplexes by the Company's competitors has drawn audiences away from certain of the Company's theatre locations. During 1999, the Company operated an average of 1,063 screens at 142 locations compared to an average of 1,121 screens at 167 locations in 1998. The decrease in the average screens and units is primarily due to the closing of 19 theatres with 96 screens during the fourth quarter of 1998. In 1999, the Company opened nine new theatres with 118 screens, which was offset by the closing of 21 theatres with 111 screens. The Company operated domestically 1,052 screens at 138 locations at October 31, 1999 compared to 1,045 screens at 150 locations at October 31, 1998. The growth in concession sales per person was principally due to the continued rollout of new products, increased consumption and certain price increases. The increase in average ticket price was due to price increases in certain markets. The increase in other revenues is primarily due to income generated from the management of theatres owned by independent third parties and increased in-theatre advertising revenues.

                           Costs of Theatre Operations

Cost of theatre operations (film rentals, concessions, theatre operating and administrative expenses as well as depreciation and amortization) decreased in absolute value by $13.0 million to $398.3 million for the year ended October 31, 1999 from $411.3 million in the same 1998 period. However, as a percentage of total revenues, the cost of theatre operations was 103.1% for the year ended October 31, 1999 compared to 101.0% for the same period in 1998. This increased percentage of the cost of theatre operations to total revenues for the current year compared to the same period in 1998 was primarily due to certain fixed operating costs, pre-opening expenses incurred in the opening of nine new theatres during the year compared to five new locations in 1998, and lower film and concession margins partially offset by a reduction in depreciation expense due to the impairment charge recorded in the fourth quarter of 1998. In addition, in the third quarter of fiscal 1998, the Company settled certain litigation, which had previously been accrued for, thereby lowering the cost of theatre operations by $1.6 million during 1998. Fixed expenses such as occupancy costs and administrative expenses are compared to a lower revenue amount generated in the current year than the previous year. Occupancy costs have increased as a percentage of total revenues in 1999 compared to the same period in 1998 primarily as a result of the Company's operating lease arrangement associated with new theatres. The average pre-opening costs associated with a new multiplex theatre range from $0.2 million to $0.5 million but may vary depending on several factors including, among other things, number of screens, location of the theatre and additional amenities which may be offered in the theatre such as premium auditoriums and cafes. Lower film margins were due to higher rental charges on certain film product primarily during the summer season. Overall concession profitability increased due to a change in product mix that resulted in a higher concession spending per patron and improved concession margin dollars.

                      Gain on Disposition of Theatre Assets

During the year ended October 31, 1999, the Company sold three theatres in Michigan, two theatres in Texas, a theatre in New York, a theatre in Florida and other miscellaneous assets generating net proceeds of $6.6 million and a pre-tax gain of $2.1 million. In 1998, the Company sold a theatre in Texas resulting in a pre-tax gain of $12.8 million. The theatre asset sales and resulting gains recognized by the Company in 1999 and 1998 are not indicative of possible results from future sales.

                          Impairment and Restructuring

In 1999, the Company recorded a net gain of $2.6 million related to the impairment of theatre assets and the restructuring of the domestic theatre business. A charge of $68.2 million was recorded in 1998 related to the impairment of theater assets and to establish a reserve for early lease terminations. The components of these charges are discussed below.

During the ordinary course of business, management has and will make determinations that impact the recoverability of theatre assets. Such decisions have impacted operations in 1999 and 1998. As part of the Company's annual budgeting process, management has and will review the long-lived assets used in the theatre business for impairment. This analysis has and will take place at the individual theatre level, which management believes is the lowest level for which there are identifiable cash flows. In addition, management has and will review internal management reports as well as monitor current and potential future competition in its markets for indicators of impairment of individual theatre assets. As a result of this analysis, management has and will determine whether impairment has occurred, whether a write-down of the asset carrying value to fair value is required and whether to abandon or continue to operate the theatre. The impairment loss is measured as the amount by which the carrying value of the asset exceeds the fair value, which is based on management's estimates. The primary technique to determine fair value is to discount the future cash flows of the theatre. There is considerable management judgement necessary to determine the future cash flows of a theatre, and, accordingly, actual results could vary significantly from such estimates.

Significant industry building of new megaplexes has caused the Company to re-assess the value and utility of certain theatre locations through its internal evaluation process described above. There continues to be an increase in competition in certain markets as a result of the opening of megaplexes by competitors, which have tended to, and are projected to draw audiences away from certain theatre locations that the Company operates.

The evaluation described above resulted in an impairment charge of $3.5 million in 1999 and $28.6 million in 1998. The significant decrease in the amount of impairment charges in 1999 was due to the bulk of decisions regarding individual theatre assets being made in 1998.

In 1999, the Company accrued additional reserves of $3.6 million for theatres that management had committed to exiting within the next 12 months in accordance with the evaluation process described above. In 1998, the Company recorded a $39.6 million reserve to cover such lease abandonments.

During 1999, the Company executed the termination of 12 leases resulting in payments of approximately $12.2 million and made additional payments of $2.7 million for other related closing costs. Of the lease terminations executed by the Company in 1999, and previously accrued for in 1998, the payment was less than the amount previously accrued by $5.8 million, partially offset by amounts accrued for lease terminations executed in 1999 and not accrued in 1998 of $1.5 million. In addition, the Company either reduced or reversed the amount reserved on certain theatre locations by $7.9 million due to a number of factors, including revisions made in the estimates to terminate the leases because negotiations with landlords indicated that the buyout would not be as high as originally anticipated, because anticipated competitor construction did not occur in the market or management had determined that the location would not be closed in the foreseeable future.

In the fourth quarter of 1999, the Company's Board of Directors approved a restructuring plan of its domestic theatre operations to centralize its existing regional offices into the Company's home office located in Massachusetts. Accrued restructuring charges of $6.7 million include the cost of involuntary employee termination benefits for 45 employees of approximately $1.5 million, the cost of a voluntary special retirement program of $4.3 million for 30 employees, which will be funded by the Company's pension asset, and a charge of $0.9 million for subleasing certain regional office space. Employee termination benefits include severance, medical and other benefits and outplacement services. No cash payments were made in 1999 related to this restructuring charge. Cash payments were anticipated to be made over the next 18 months.

                               Corporate Expenses

Corporate expenses in 1999 of $6.3 million were comparable to 1998.

                        Equity Loss in Theatre Affiliates

The Company recorded net equity losses in theatre affiliates of $7.5 million for 1999 compared to $0.5 million in 1998. The equity losses primarily resulted from the Company's international theatre joint ventures and were primarily due to a charge of $3.5 million related to a permanent loss in value of the Company's Mexican investment and administrative and start-up costs incurred in South America in opening new theatres in Argentina, Brazil and Chile. In addition, operating results in the international joint ventures were negatively impacted by a soft economic environment in Chile and Argentina.

                          Investment Income (Loss), Net

The Company recorded investment income of $20.1 million for the year ended October 31, 1999 compared to an investment loss of $1.4 million for the same period in 1998. The Company's investment income for the year ended October 31, 1999 included the unrealized pre-tax gain on the PrimaCom trading securities of approximately $14.7 million, the realized pre-tax gain on the GTS trading and available-for-sale securities sold during fiscal 1999 of approximately $10.3 million, the realized pre-tax gain recognized on the shares of PrimaCom trading securities of $5.2 million, the realized gain of $2.1 million on the lifting of restrictions on GrandVision escrow shares held by the Company, partially offset by the realized pre-tax loss of $2.9 million on the GrandVision available-for-sale securities sold during the fourth quarter, performance-based compensation of $0.9 million and miscellaneous investment losses of $0.1 million. This income was partially offset by the impairment charge on the Teletrac investment of $8.3 million.

The Company's investment loss of $1.4 million in 1998 included performance-based compensation of $8.8 million earned by certain employees as a result of the successful completion of the initial public offering by GTS during the year, equity losses of $0.6 million for those investments accounted for under the equity method and included as part of portfolio investments, partially offset by the unrealized pre-tax gain of $6.8 million on the GTS securities designated as trading and $1.3 million of dividend and interest income.

                                Interest Expense

The Company's interest expense increased $1.4 million to $2.4 million for the year ended October 31, 1999 from $1.0 million for the same period in 1998 due to increased borrowings outstanding during the year under the Company's revolving credit facility. During the same period in 1998, the Company had outstanding borrowings under its revolving credit facility only during the fourth quarter.

                               Income Tax Expense

The Company's effective tax rate was 40.0% in 1999, unchanged from 1998.


                         LIQUIDITY AND CAPITAL RESOURCES

On October 11, 2000, the Company and certain of its subsidiaries filed a petition to reorganize under Chapter 11, which will affect the Company's liquidity and capital resources in 2001. As a result, substantially all of the Company's pre-petition debts, obligations and guarantees as of this date are stayed from collection or action by creditors and, with the exception of the payment of pre-petition obligations to film distributors as approved by the Bankruptcy Court, no payments have been made to date with respect to these pre-petition claims. The company is operating its domestic theatre business in the ordinary course and is paying all post-petition debts and liabilities on normal terms as they become due. In order to finance the Company's operations and its obligations to pay adequate protection payments to secured creditors of the Company and certain of its subsidiaries, the Company has entered into a DIP Facility in the amount of $45.0 million, of which approximately $5.0 million is outstanding at January 28, 2001. The Company completed all domestic theatre construction project commitments prior to the Chapter 11 filing and has no remaining construction commitments to be financed. The DIP Facility is available to the Company through the earlier of emergence from Chapter 11 or October 13, 2001. It is management's belief that along with estimated cash flow from operations, this DIP Facility amount is sufficient to fund its operations through October 13, 2001. The DIP Facility restricts the sale of certain investment assets, without DIP Lender approval.

Management's objective is to have a plan of reorganization confirmed prior to the expiration of the DIP Facility on October 13, 2001 and believes that this timing is reasonably likely. Management believes that cash from operations along with exit financing, or asset sales proceeds, if required, will be available to provide sufficient liquidity to allow the Company to continue as a going concern. However, there can be no assurance of this. The Company is currently preparing a plan of reorganization for presentation to its creditors. Until such a plan of reorganization is confirmed by the Bankruptcy Court, there can be no assurance that the Company will emerge from these reorganization proceedings, and the effect of the terms and conditions of such a plan of reorganization on the Company's business cannot be determined.

                                Domestic Theatres

Virtually all of the GCC's revenues are collected in cash, principally through theatre admissions and concession sales. The Company has an operating "float" which partially finances its operations and allows the Company to operate on a negative working capital basis. This "float" exists because admissions and concessions revenues are typically received in cash, while film rentals and concessions costs are ordinarily paid to suppliers generally 14 to 30 days after the receipt of box office admissions and concessions revenues. Occasionally, the Company is required to make film advances to distributors. Significant changes to components of the Company's working capital will be discussed in the appropriate sections below.

In the year ended October 31, 2000, General Cinema Theatres, Inc. (GCT) opened a 14-screen theatre in Chicago, Illinois, a seven-screen theatre in Washington, D.C., a 14-screen theatre in Greenwood, Indiana, a 13-screen theatre in Boston, Massachusetts and added two screens to an existing theatre in the Boston, Massachusetts area. Aggregate costs including construction and pre-opening costs paid by the Company during fiscal 2000 and over the term of the project in opening these theatres amounted to approximately $35.5 million and $53.6 million, respectively. The aggregate construction costs paid by the Company for a theatre vary depending on the lease negotiated with the landlord, the number of auditoriums, and additional amenities that may be offered at the theatre.

The Company has significant lease commitments. Lease payments totaled $82.4 in the year ended October 31, 2000 as compared to $76.5 million for the same period in 1999.

During the year ended October 31, 2000, the Company sold two theatres with ten screens and miscellaneous assets generating net proceeds of $2.4 million. During the year, the Company made cash payments of $6.4 million to terminate leases and $2.2 million for rent, severance and other payments.

The Company's total capital expenditures of $61.4 million for the year ended October 31, 2000 included cash expenditures of $45.9 million and the reclassification of the outstanding receivable due from a financing institution at October 31, 1999 of $15.5 million. The cash expenditures were for new theatre projects, domestic joint ventures, leasehold improvements, furniture and equipment purchases as well as information services related projects.

                             International Theatres

During the year ended October 31, 2000, the Company opened an eight-screen theatre in Chile and an 8-screen theatre in Argentina through its South American joint venture. The joint venture in South America, HGCSA, anticipates opening an additional three theatres with 27 screens by the end of July, 2001. Future advances may be required of the partners under the South American joint venture agreement if sufficient bank financing is not available.

HGCSA has a $50.0 million debt financing agreement with two major financial institutions to fund its operations in Argentina, which is secured by the several guaranty of the joint venture's partners. There is currently no availability of this financing beyond $28.0 million as the remaining funds were not drawn prior to the expiration of the funding commitment on December 29, 2000. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At October 31, 2000, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $14.0 million.

HGCSA has debt arrangements for a total of $21.0 million with financial institutions to fund its operations in Chile, which is secured by the several guaranty of the joint venture's partners. The Company is liable for 50% of the outstanding borrowings. At October 31, 2000, the Company's portion of the outstanding borrowings under these facilities that it guarantees was approximately $10.5 million, which was comprised of $8.4 million outstanding borrowings and $2.1 million of outstanding guarantees. In respect of these outstanding guarantees the Company invested approximately $1.4 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at October 31, 2000. This certificate of deposit is included in other current assets in the consolidated balance sheets.

In May, 2000, the Company sold its Mexican theatre investment for approximately $14.3 million of which $7.5 million of the sales price was received in cash, and the remaining balance will be paid in three installments over two years.

                              Investment Portfolio

At October 31, 2000, marketable equity securities were $5.4 million, a decrease of $97.6 million from the balance at October 31, 1999. The decrease in marketable securities during the year ended October 31, 2000 was primarily due to the sale of the remaining shares of PrimaCom and Global TeleSystems, Inc., offset by the addition of the Company's El Sitio and MotherNature.com investments to this category due to their respective initial public offerings.

During the year ended October 31, 2000, the Company sold 139,740 shares of GrandVision SA generating proceeds of approximately $4.3 million. The Company also sold 3,070,298 shares of Global TeleSystems, Inc. during the fourth quarter of 2000 generating net cash proceeds of approximately $18.4 million. In addition, the Company sold its remaining 532,702 shares in PrimaCom during the first quarter of 2000, generating net cash proceeds of approximately $33.1 million.

During the year ended October 31, 2000, the Company invested an additional $6.0 million in Fuelman, now known as FleetCor. On December 17, 1999, the Company invested $8.0 million in Vanguard Modular Building Systems, a leading provider of relocatable classrooms and other commercial modular space solutions. In addition, during the year, the Company invested $20.7 million in VeloCom Inc., a facilities-based voice, data and Internet provider in Brazil and Argentina. During the third quarter, the Company invested an additional $5.0 million in American Capital Access, a financial guaranty insurance company.

Both El Sitio and MotherNature.com completed initial public offerings during the first quarter of 2000. As a result of these public offerings, and in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company reclassified both these investments to marketable equity securities and recorded them at their fair values at October 31, 2000 of $4.9 million for El Sitio and $0.3 million for MotherNature.com.

                                      Other

The Company received net borrowings of $31.6 million on its outstanding revolving credit facility and paid interest of $2.9 million during the year ended October 31, 2000. The average interest rate for the year of 2000 was 8.5%.

In connection with the Company's Chapter 11 filing, the Company entered into a DIP Facility providing for up to $45.0 million of financing which was authorized by the Bankruptcy Court. In 2000, the Company received net borrowings of $7.9 million on the DIP Facility. The average interest rate for the period borrowings were outstanding was 11.5%. Proceeds of the DIP Facility may be utilized for expenditures approved by the DIP Facility lenders under an approved DIP Facility budget. As a condition to the DIP Facility, the Company has agreed to certain restrictions, which limit capital expenditures and which prevent the Company from: (a) borrowing additional funds other than through the DIP Facility; (b) entering into any new financial leasing transactions; (c) making any additional portfolio investments; (d) making any distributions from the Company; and (e) making certain sales of portfolio investments without the consent of the DIP Facility lenders.

Given the restrictions contained in its DIP Facility, during the term of the DIP Facility, the Company (a) will not enter into any new domestic theatre lease commitments; (b) will not make new investments; and (c) may utilize in whole or in part, any net proceeds received from the future sales of assets to prepay the DIP Facility.

                        Recent Accounting Pronouncement

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is required to be adopted by the Company in the first quarter of 2001. Management believes that the effect of adopting this standard will not be material to the Company's financial position or results of operations.

                                Subsequent Event

On November 30, 2000, MotherNature.com's shareholders approved a plan of complete liquidation and dissolution. The company is proceeding with the sale of all of its assets, and thereafter intends to make distributions of liquidation proceeds to its shareholders. Because of uncertainties as to the precise net realizable value of assets and the ultimate settlement amount of liabilities, it is impossible to predict with certainty the aggregate net values that will ultimately be distributed to shareholders. However, management believes based upon information available from MotherNature.com, that the Company could, over time, receive proceeds from liquidation of approximately $1.00 per share. An initial distribution of liquidation proceeds of $0.6 million ($0.85 per share) was received by GCC in the first quarter of 2001.

ITEM 7a   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

GC Companies operates in three major reported segments. The first segment is the domestic motion picture exhibition market. The second segment is the South American motion picture exhibition market which operates through equity method investees. The third segment is a venture capital arm which holds investments in a variety of companies in several industries. Disclosures under this heading address risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk-sensitive instruments.

The domestic motion picture exhibition segment is subject primarily to interest rate risks. As a result of the Company's Bankruptcy Proceedings, the Company entered into the DIP Facility. Net borrowings under the DIP Facility outstanding at October 31, 2000 were $7.9 million, carrying an interest rate of 11.5%. Prior to its Chapter 11 filing, the Company borrowed money under its revolving credit facility to fund operating needs, and at October 31, 2000, the Company had outstanding borrowings of $44.6 million, carrying a variable interest rate, which was 10.0% on that date. The Company's exposure related to variable interest rates resides in the earnings and cash flow implications caused by changes in interest rates. However, a 100 basis point change in the variable rate of interest paid by the Company on its outstanding borrowings under its DIP Facility and revolving credit facility would not have a significant impact on either the earnings or cash flows of the Company. As a result of the Chapter 11 filing by the Company, principal and interest payments may not be made on pre-petition debt (other than court approved adequate protection payments) until the plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court.

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

The Company's investment portfolio is primarily exposed to risks arising from changes in equity prices. Such portfolio has been segmented into two categories. The first category of investments held in the portfolio relate to those marketable equity securities classified as available-for-sale. Three investment holdings are classified herein at October 31, 2000: the Company's investments in El Sitio (NASDAQ:LCTO), an Internet provider of global and country-specific content targeting Spanish and Portuguese speaking people in Latin America; MotherNature.com (NASDAQ:MTHR), a Web-based retailer of vitamins, supplements and minerals; and GrandVision ("GPS"), an optical and photo retailer that is publicly-traded on the French Exchange under the symbol "GPS." El Sitio shares since its initial public offering through October 31, 2000 have traded as high as $41.00 and as low as $2.50. At October 31, 2000,the El Sitio shares closed at $3.34. MotherNature.com shares since its initial public offering through October 31, 2000 have traded as high as $13.00 and as low as $0.44. At October 31, 2000, the MotherNature.com shares closed at $0.50. During the year ended October 31, 2000, the GPS shares have traded as high as 33.20 euros and as low as 21.84 euros. As of October 31, 2000, GPS shares closed at 23.00 euros. Equity market fluctuations, without taking into account the impact of fluctuations in the euro vis-a-vis the US dollar, can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 20% fluctuation in the aggregate value of the available-for-sale securities would not be material to total assets.

In addition, the GrandVision securities are traded in euros. A 10% fluctuation in the value of the euro versus the US dollar (holding the value of the underlying equity securities constant) would not impact pre-tax earnings and total assets by a significant amount because the Company currently holds only 16,240 shares of GrandVision.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS

                                                                            October 31,
---------------------------------------------------------------------------------------------
(In thousands except par value)                                         2000             1999

ASSETS
      Current assets
        Cash and cash equivalents                                 $   12,946        $  11,106
        Marketable equity securities                                   5,361          102,956
        Receivable due from financing institution                         --           15,522
        Current portion of note receivable                             2,889               --
        Other current assets                                           5,014            5,123
        Income tax receivable                                             --            8,666
                                                                  ---------------------------

            Total current assets                                      26,210          143,373

      Property and equipment, net                                    104,081          109,353

      Portfolio investments                                           68,158           54,657
      Investment in international theatre affiliates                  40,419           58,815
      Notes receivable                                                 4,431               --
      Other assets                                                     8,040            4,641
      Deferred income taxes                                               --            4,768
                                                                  ---------------------------

                                                                  $  251,339        $ 375,607
                                                                  ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities
        Current maturities of long-term obligations               $       --        $     587
        Debtor-in-possession financing                                 7,874               --
        Trade payables                                                24,553           34,325
        Liability for early lease terminations                            --           15,477
        Other current liabilities                                     22,493           81,740
        Deferred income taxes                                             --           16,732
                                                                  ---------------------------

             Total current liabilities                                54,920          148,861

      Long-term liabilities
        Capital lease obligations                                         --              990
        Other long-term liabilities                                       --           36,297
        Revolving credit facility                                         --           13,000
                                                                  ---------------------------

             Total long-term liabilities                                  --           50,287

      Liabilities subject to compromise                              185,283               --

      Minority interest                                                  648               --

      Commitments and contingencies                                       --               --

      Shareholders' equity
        Common stock - $.01 par value
             Authorized - 25,000 shares
             Issued and outstanding - 7,831 and 7,796 shares              78               78
        Additional paid-in capital                                   141,170          140,166
        Accumulated other comprehensive (loss) income                   (160)          32,353
        Unearned compensation                                         (1,190)          (2,280)
        (Deficit) retained earnings                                 (129,410)           6,142
                                                                  ---------------------------
             Total shareholders' equity                               10,488          176,459
                                                                  ---------------------------
                                                                  $  251,339        $ 375,607
                                                                  ===========================


See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years Ended October 31,
------------------------------------------------------------------------------- ----------------------------------
(In thousands except for per share amounts)                             2000             1999             1998
REVENUES
         Admissions                                                   $ 237,093        $ 255,752        $ 271,999
         Concessions                                                    105,056          115,093          124,317
         Other                                                           15,893           15,305           11,070
                                                                      -------------------------- ----------------
         Total Revenues                                                 358,042          386,150          407,386

COSTS AND EXPENSES
         Film rentals                                                   121,811          135,062          138,565
         Concessions                                                     18,741           21,639           21,975
         Theatre operations and administrative expenses                 223,212          225,313          231,556
         Depreciation and amortization                                   17,255           16,256           19,180
         Gain on disposition of theatre assets                             (640)          (2,117)         (11,342)
         Impairment and restructuring                                    37,648           (2,601)          68,186
         Reorganization items                                            28,852               --               --
         Corporate expenses                                               3,834            6,256            6,164
                                                                      -------------------------- ----------------
Operating loss                                                          (92,671)         (13,658)         (66,898)
Equity losses in theatre affiliates                                      (3,643)          (7,468)            (539)
Investment (loss) income, net                                           (19,834)          20,116           (1,378)
Interest expense                                                         (4,311)          (2,430)          (1,048)
(Loss) gain on disposition of non-operating assets                       (1,076)            (382)             593
                                                                      -------------------------- ----------------
Loss before income taxes                                               (121,535)          (3,822)         (69,270)
Income tax (provision) benefit                                           (9,341)           1,529           27,708
                                                                      -------------------------- ----------------
Loss before cumulative effect of accounting change                     (130,876)          (2,293)         (41,562)
Cumulative effect of accounting change                                   (4,676)              --               --
                                                                      -------------------------- ----------------
Net loss                                                              $(135,552)       $  (2,293)       $ (41,562)
                                                                      ========================== ================
LOSS PER SHARE
         Basic
             Loss before cumulative effect of accounting change       $  (16.89)       $   (0.30)       $   (5.39)
             Cumulative effect of accounting change                   $   (0.60)       $      --        $      --
                                                                      -------------------------- ----------------
             Net loss                                                 $  (17.49)       $   (0.30)       $   (5.39)
                                                                      ========================== ================
         Diluted
             Loss before cumulative effect of accounting change       $  (16.89)       $   (0.30)       $   (5.39)
             Cumulative effect of accounting change                   $   (0.60)       $      --        $      --
                                                                      -------------------------- ----------------
             Net loss                                                 $  (17.49)       $   (0.30)       $   (5.39)
                                                                      ========================== ================
WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic                                                            7,750            7,715            7,710
                                                                      ========================== ================
         Diluted                                                          7,750            7,715            7,710
                                                                      ========================== ================

See Notes to Consolidated Financial Statements.

                      Consolidated Statements of Cash Flows

                                                                                  Year Ended October 31,
------------------------------------------------------------------------------------------------------------------
(In thousands)                                                            2000             1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                          $(135,552)       $  (2,293)        $(41,562)
     Adjustments to reconcile net loss to net
          cash (used) provided by operating activities
               Depreciation and amortization                              17,255           16,256           19,180
               Deferred income taxes                                       8,885            7,137          (19,224)
               Equity losses in theatre affiliates                         3,643            7,468              539
               Realized (losses) gains on marketable equity
                    securities and portfolio investments                  (3,711)         (14,047)              --
               Unrealized gains (losses) on marketable
                    equity securities                                        214          (14,690)          (6,815)
               Cumulative effect of accounting change                      4,676               --               --
               Loss on impairment of portfolio investments                19,119            8,273               --
               Equity losses in portfolio investments                      1,480              589              571
               Reorganization items                                       26,642               --               --
               Loss (gain) on impairment or disposition
                    of theatre assets and restructuring                   38,100           (4,336)          19,672
               Vesting of restricted stock awards                          1,646              575               --
               Other non-cash activities                                     909            6,059            2,228
               Changes in assets and liabilities
                    Liabilities for early lease terminations              (8,164)         (15,228)          36,579
                    Income tax receivable                                  8,666            3,952          (12,618)
                    Trade payables                                        12,685            1,413           (3,434)
                    Other current assets and liabilities                   2,653              787           (9,564)
                                                                       --------------------------------------------
     Net cash (used) provided by operating activities                       (854)           1,915          (14,448)
                                                                       --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                (61,450)         (20,967)         (19,788)
     Proceeds from the disposition of theatre assets                       2,419            6,578           19,805
     Proceeds from the liquidation of short-term
          investments                                                         --           12,989            7,025
     Proceeds from the sale of portfolio investments and
          marketable equity securities                                    55,821           35,904               --
     Proceeds from sale of Mexican theatre investment                      7,500               --               --
     Purchase of portfolio investments                                   (39,700)         (15,554)         (12,315)
     Incremental investments in international theatre affiliates            (369)          (5,029)         (24,325)
     Other investing activities                                             (901)          (2,949)             131
                                                                       --------------------------------------------
     Net cash (used) provided by investing activities                    (36,680)          10,972          (29,467)
                                                                       --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in revolving credit facility                     31,600           (3,775)          16,775
     Increase in debtors-in-possession facility                            7,874               --               --
     Other financing activities                                             (100)            (485)            (419)
                                                                       --------------------------------------------
     Net cash provided (used) by financing activities                     39,374           (4,260)          16,356
                                                                       --------------------------------------------
Net change in cash and cash equivalents                                    1,840            8,627          (27,559)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            11,106            2,479           30,038
                                                                       --------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  12,946        $  11,106         $  2,479
                                                                       ============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the year:
    Interest                                                           $   2,922        $   1,883         $     --
    Income taxes                                                          (6,459)          (5,197)            8,000

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES:
  Note received in partial payment for sale of Mexican theatre
    Investment                                                         $   6,750        $      --         $     --
                                                                       ============================================


See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                     Accumulated
                                                                         Other        Retained
                                       Common    Stock    Paid-in    Comprehensive    Earnings       Unearned
                                       Shares    Amount   Capital    Earnings (Loss)  (Deficit)    Compensation
----------------------------------------------------------------------------------------------------------------
(In thousands)
BALANCE AT NOVEMBER 1, 1997            7,705      $77    $136,646      $    --         $49,997       $   --
Comprehensive earnings (loss)
  Net loss                                                                             (41,562)
  Other comprehensive earnings
       Unrealized gains
          on securities, net of tax                                     20,782

Comprehensive earnings (loss)

Exercise of stock options                  5                  403
                                       -------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 1998            7,710       77     137,049       20,782           8,435           --
Comprehensive earnings (loss)
  Net loss                                                                              (2,293)
  Other comprehensive earnings
       Unrealized gains
          on securities, net of tax                                     10,485
       Foreign currency
          translation adjustments                                        1,086

  Other comprehensive earnings

Comprehensive loss

Exercise of stock options                 10                  263
Grant of restricted stock
  for future services                     76        1       2,854                                    (2,855)
Amortization of
  restricted stock awards                                                                               575
                                       -------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 1999            7,796       78     140,166       32,353           6,142       (2,280)
Comprehensive loss
  Net loss                                                                            (135,552)
  Other comprehensive loss
       Unrealized loss
          on securities, net of tax                                    (31,427)
       Foreign currency
          translation adjustments                                       (1,086)

  Other comprehensive loss

Comprehensive loss

Grant of restricted stock
       for future services                17                  556                                      (556)
Amortization of restricted
       stock awards                                                                                   1,646
Exercise of stock options                 18                  448
                                       -------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 2000            7,831      $78    $141,170        $(160)      $(129,410)     $(1,190)
                                       =========================================================================

                                       Comprehensive
                                          Earnings
                                           (Loss)          Total
-------------------------------------------------------------------
(In thousands)
BALANCE AT NOVEMBER 1, 1997                                $186,720
Comprehensive earnings (loss)
  Net loss                                $(41,562)         (41,562)
  Other comprehensive earnings
       Unrealized gains
          on securities, net of tax         20,782           20,782
                                          --------
Comprehensive earnings (loss)              (20,780)
                                          ========
Exercise of stock options                                       403
                                                           --------
BALANCE AT OCTOBER 31, 1998                                 166,343
Comprehensive earnings (loss)
  Net loss                                  (2,293)          (2,293)
  Other comprehensive earnings
       Unrealized gains
          on securities, net of tax         10,485           10,485
       Foreign currency
          translation adjustments            1,086            1,086
                                           -------
  Other comprehensive earnings              11,571
                                           -------
Comprehensive earnings                       9,278
                                           =======
Exercise of stock options                                      263
Grant of restricted stock
  for future services                                           --
Amortization of
  restricted stock awards                                      575
                                                          --------
BALANCE AT OCTOBER 31, 1999                                176,459
Comprehensive loss
  Net loss                                (135,552)       (135,552)
  Other comprehensive loss
       Unrealized loss
          on securities, net of tax        (31,427)        (31,427)
       Foreign currency
          translation adjustments           (1,086)         (1,086)
                                           -------
  Other comprehensive loss                 (32,513)
                                           -------
Comprehensive loss                       $(168,065)
                                           =======
Grant of restricted stock
       for future services
Amortization of restricted
       stock awards                                         1,646
Exercise of stock options                                     448
                                                          -------
BALANCE AT OCTOBER 31, 2000                               $10,488
                                                          =======


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

GC Companies, Inc. ("GCC" or "the Company") operates a motion picture exhibition circuit in the United States under the name "General Cinema Theatres," through a joint venture, operates motion picture theatres in South America and also manages a pool of the Company's capital for investments. Its investment portfolio includes United States, European and Latin American holdings.

In order to alleviate continuing cash flow losses at a number of theatre locations and the inability to reach appropriate resolution to the leases with the landlords at these locations and to restructure the Company's financial obligations, on October 11, 2000 (the "Filing Date"), GC Companies, Inc. and certain of its domestic subsidiaries voluntarily filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Chapter 11 cases"). Certain other subsidiaries of the Company, located in Georgia, Tennessee, Florida, Louisiana, and Rhode Island, filed petitions for relief under Chapter 7 of the United States Bankruptcy Code ("Chapter 7" or the "Chapter 7 cases"). The Chapter 11 cases and Chapter 7 cases are herein referred to as the "Bankruptcy Proceedings". The Chapter 7 subsidiaries have been deconsolidated in the consolidated balance sheet at October 31, 2000 and therefore the net assets of these subsidiaries were written-off and included in reorganization items in the consolidated statements of operations. The Company is presently operating its domestic theatre business and managing its investment assets as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court in the District of Delaware (the "Bankruptcy Court"). The Company's subsidiary which holds the Company's interest in its South American theatre joint venture did not file a petition for reorganization and therefore is not subject to the jurisdiction of the Bankruptcy Court.

The Company's Chapter 11 and Chapter 7 filings were the result of continued cash losses of certain theatre locations, the inability to reach appropriate resolution to the leases with the landlords at these locations and the Company's need to restructure its financial obligations.

2.       LIQUIDITY AND MANAGEMENT'S PLANS

The Company has incurred a significant loss in 2000 and has filed Bankruptcy Proceedings. The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to maintain compliance with debt covenants under the debtor-in-possession facility (the "DIP Facility"), the confirmation of a plan of reorganization by the Bankruptcy Court and the successful refinancing of certain financial obligations.

In order to address the continuing losses at its older theatres that had experienced substantial patronage declines due to competitive building against the Company's theatre locations, the Company closed 55 locations with 375 screens in the fourth quarter of the year. These closures will permit the ongoing losses associated with those theatres to be eliminated. The Bankruptcy Proceedings will allow the Company to incur a far lower cost to terminate these leases than would have been incurred had these leases been terminated outside of the Bankruptcy Proceedings because of the lease termination cost limitation provided for in Section 502(b)(6) of the Bankruptcy Code discussed in Note 3. The Company is negotiating with certain of its remaining landlords and is continuing to evaluate its remaining leases as part of its reorganization plan process. The Company has addressed its general and administrative costs, and these have already been reduced in part as a result of the downsizing of the number of theatres operated and other management initiatives. The Company completed all domestic theatre construction commitments prior to the Chapter 11 cases and has no remaining construction commitments to be financed.

As a result of the Bankruptcy Proceedings, substantially all of the Company's pre-petition indebtedness, obligations and guarantees are stayed from collection or action by creditors. No payments have been made to date with respect to pre-petition claims, with the exception of the payment of pre-petition obligations to film distributors as approved by the Bankruptcy Court. The Company is operating its domestic theatre business in the ordinary course and is paying all post-petition debts and liabilities on normal terms as they become due. Pre-petition claims will be funded in accordance with the Company's plan of reorganization.

Management's objective is to have a plan of reorganization confirmed prior to the expiration of the DIP Facility on October 13, 2001 and believes that this timing is reasonably likely. Management believes that cash from operations along with exit financing, or asset sales proceeds, if required, will be available to provide sufficient liquidity to allow the Company to continue as a going concern. However, there can be no assurance of this. The Company is currently preparing a plan of reorganization for presentation to its creditors. Until such a plan of reorganization is confirmed by the Bankruptcy Court, there can be no assurance that the Company will emerge from these reorganization proceedings, and the effect of the terms and conditions of such a plan of reorganization on the Company's business cannot be determined.

3.       REORGANIZATION UNDER CHAPTER 11 AND LIABILITIES SUBJECT TO COMPROMISE

In the Chapter 11 cases, approximately $185.3 million of liabilities as of the Filing Date are subject to compromise under a plan of reorganization to be voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court (the "Reorganization Plan"). Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and a final determination of the allowable claim will be made by the Bankruptcy Court. These claims may also be subject to adjustment depending on the determination of the validity and the value of the security held in respect of certain claims. The ultimate amount and settlement terms for such liabilities are subject to the Reorganization Plan and, accordingly, are not presently determinable. The Company currently retains the exclusive right to file a plan of reorganization until February 9, 2001; however, an extension of this date is currently being requested through May 9, 2001 by motions now pending before the Bankruptcy Court. If granted, this would allow the Company the exclusive right to file a plan of reorganization until May 9, 2001 and to solicit acceptance of a plan of reorganization until July 9, 2001, subject to any further extensions as approved by the Bankruptcy Court.

Under the Bankruptcy Code, the Company may elect to assume or reject executory pre-petition contracts, including real estate leases, subject to Bankruptcy Court approval. A principal reason for the Company's Bankruptcy Proceedings was to permit the Company to reject real estate leases that were or were expected to become burdensome due to cash losses at these locations. Section 502(b)(6) of the Bankruptcy Code provides that the amount that may be claimed by landlords with respect to rejected real estate leases is limited to the greater of (a) one year's rental obligations or (b) 15% of the total lease term obligations, not to exceed three year's rental obligations (the "Section 502(b)(6) Claim"). This limitation provides the Company with a far smaller lease termination liability than would have been incurred if these leases had been terminated without the protection of the Bankruptcy Code.

During the fourth quarter of 2000, the Company closed 55 theatres with 375 screens. A lease termination liability charge of approximately $20.0 million has been recorded by the Company for 36 of the 55 closed theatres that were operated by legal entities that filed for reorganization under Chapter 11. This provision is based upon the Company's estimates of the landlords' Section 502(b)(6) Claim for these theatre locations, based upon the assumption that these leases will be rejected. The provision recorded in respect of the 36 leases noted above may be subject to future adjustments, as previously discussed, based on claims filed by the landlords and Bankruptcy Court actions. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from additional leases which may be rejected in connection with the Bankruptcy Proceedings.

Nineteen of these theatres which were located in Florida, Georgia, Louisiana, Tennessee and Rhode Island were operated by subsidiaries that filed for bankruptcy under Chapter 7. As a result, the Company did not provide for any
Section 502(b)(6) Claims for these locations during the fourth quarter of 2000 since the Company is not liable to the landlords of these locations under the provisions of the Bankruptcy Code.

                        Liabilities Subject to Compromise

Certain claims against the Company in existence prior to the filing of petitions under Chapter 11 of the Bankruptcy Code are stayed while the Company operates its business as debtors-in-possession. These pre-petition claims are reflected in the consolidated balance sheet as of October 31, 2000 as "Liabilities subject to compromise." Liabilities subject to compromise consist of the following:

(In thousands)
Revolving credit facility                                                     $ 44,600
Trade payables                                                                  23,074
Rent and rent related charges                                                   14,720
Payroll compensation and related benefits                                        6,029
Self insurance                                                                  10,959
Deferred lease obligations                                                      23,827
Post retirement health care benefits (see Note 19)                               8,363
Lease terminations and restructure (see Notes 6 and 8)                          34,375
Other                                                                           19,336
                                                                              ---------
                                                                              $185,283
                                                                              =========

As part of the first day orders granted by the Bankruptcy Court, the Company is permitted to continue to operate its business in the ordinary course, which includes ongoing payments to vendors, employees, and others for any post-petition obligations. In addition, the Bankruptcy Court approved payment of all of the Company's pre-petition film liability claims. These amounts were paid one-third prior to the Company's fiscal year-end and two-thirds following the Company's fiscal year-end with the final payments occurring during the week of December 29, 2000. Certain other pre-petition amounts were also permitted to be paid such as sales and trust fund taxes and workers' compensation claims.


4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           Principles of Presentation

The consolidated financial statements include the accounts of GCC and all of its majority-owned subsidiaries. Where GCC has the ability to exercise significant influence over the operating and financial policies of companies in which GCC has invested, those investments are accounted for under the equity method, and GCC's share of the net earnings or losses of those companies is included under either the caption "Equity losses in theatre affiliates" (for those investees engaged in theatre operations) or "Investment (loss) income, net" (for those investees engaged in non-theatre related operations) in the consolidated statements of operations. These investments are included under either the caption "Portfolio investments" or "Investments in international theatre affiliates" in the consolidated balance sheets. Investments in international theatre affiliates and other investments accounted for under the equity method are reported on a one-month lag.

Other investments where the Company has less than a 20% interest in an investee and which do not have readily-determinable fair values because of a lack of quoted market prices, are carried at cost less impairment, if applicable. These investments are also included under the caption "Portfolio investments" in the consolidated balance sheets. Investments with readily-determinable fair values are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are included under the caption "Marketable equity securities" in the consolidated balance sheets.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The plan of reorganization that is ultimately approved by the Bankruptcy Court could materially change the amounts currently recorded in the consolidated financial statements.

                     Cumulative Effect of Accounting Change

In the first quarter of 2000, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that start-up activities be expensed when incurred. The Company's practice had been to capitalize lease costs incurred prior to the openings of theatres and amortize the costs under accounting principles generally accepted in the United States of America. The adoption of this new accounting pronouncement resulted in a one-time non-cash charge to the Company's statements of operations for the year ended October 31, 2000 of $4.7 million or $0.60 per diluted share.

                          Foreign Currency Translation

The Company's South American joint venture, which is recorded using the equity method of accounting, uses the local currency as the functional currency and, as such, translation adjustments are not included as part of the equity losses recorded in the consolidated statements of operations; rather, they are included as a component of "Accumulated other comprehensive (loss) income" in the consolidated balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The Company's investment in GrandVision SA ("GrandVision") is traded on a public exchange in euros. Accordingly, the Company has recorded both realized and unrealized foreign currency translation gains relative to these securities.

                                Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company's policy is to invest cash with financial institutions or in instruments that have acceptable credit ratings and to limit the amount of credit exposure to any one financial institution or issuer.

                          Marketable Equity Securities

Marketable equity securities are stated at fair value. Unrealized holding gains or losses on trading securities are included in the consolidated statements of operations under the caption "Investment (loss) income, net." Unrealized holding gains and losses on available-for-sale securities are excluded from the consolidated statements of operations and are included as a component of shareholders' equity under the caption "Accumulated other comprehensive (loss) income."

                             Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization except impaired assets, which are stated at net realizable value. Also included in property and equipment is the cost of certain internally-developed software. These costs include external direct costs of materials and services consumed as well as payroll and payroll-related costs for employees who are directly associated with such projects. No such costs were capitalized in 2000. Such amounts totaled approximately $2.0 million in 1999. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of 20 to 30 years for buildings and improvements and 3 to 20 years for equipment and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the lease period or the estimated useful lives of the leasehold improvements. When property and equipment are retired or have been fully depreciated, the cost and the related accumulated depreciation are eliminated from the respective accounts. Gains or losses arising from dispositions of property and equipment are reported as income or expense.

                            Stock-based Compensation

The Company follows the precepts set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Common Stock incentive plan. In compliance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has disclosed, in Note 16, the required pro-forma effect on net loss and diluted loss per share had the Company employed this statement.

                                Long-lived Assets

On an ongoing basis, the Company evaluates the carrying value of its long-lived assets, including goodwill included in its investments accounted for under the equity method. It relies on a number of factors, including operating results, future anticipated cash flows, business plans and certain economic projections. In addition, the Company considers non-financial data such as changes in the operating environment, competitive information, market trends and business relationships. As discussed in Notes 6 and 7, impairment charges have been recorded in the consolidated financial statements.

                                  Income Taxes

Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. No provision is made for United States income taxes on the undistributed earnings of its foreign joint ventures as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time.

                                    Revenues

Revenues are recognized when admission and concession proceeds are received at the theatres. Revenues for other services are recognized at the time those services are provided.

                                Film Rental Costs

Film rental costs are recognized as a percentage of admission revenue.

                               Net Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders (the numerator) by the weighted average number of common shares outstanding ("the denominator") for the period. Such outstanding shares are adjusted for those shares that are contingently returnable. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued and restrictions on contingently returnable shares had been lifted.

                                                                            October 31,
-------------------------------------------------------------------------------------------------------
(In thousands except per share data)                         2000               1999             1998
Net loss                                                $  (135,552)       $    (2,293)     $   (41,562)
Determination of shares:
Weighted average number of
common shares outstanding                                     7,750              7,715            7,710
Dilutive effect of contingently returnable shares                --                 --               --
Net loss per share ("EPS"):
     Basic                                              $    (17.49)       $     (0.30)     $     (5.39)
     Diluted                                            $    (17.49)       $     (0.30)     $     (5.39)

In 2000, there were no common stock equivalents excluded from the computation of diluted net loss per share. As a result of the losses incurred by the Company in 1999 and 1998, options to purchase 44,084 shares of common stock in 1999 and 46,153 shares of common stock in 1998 as well as 76,131 shares of contingently returnable shares in 1999 were not included in the computation of diluted EPS in 1999 and 1998.

                              Significant Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management (i) to make estimates and assumptions that affect the recorded amounts of assets and liabilities and (ii) to provide disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Actual results could differ from these estimates. The primary estimates underlying the Company's consolidated financial statements include the estimated useful lives of fixed assets, goodwill, impairment charges, lease termination reserves, deferred taxes, accruals for pension and post-retirement benefits, insurance, liabilities subject to compromise and other matters. Material changes in estimates are summarized in Notes 2, 3 and 6. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time such estimates are made.

                        Recent Accounting Pronouncement

The Financial Accounting Standards Board recently issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is required to be adopted by the Company in 2001. Management believes that the effect of adopting this standard will not be material to the Company's financial position or results of operations or cash flows.

                             Changes in Presentation

Certain prior-year amounts have been reclassified to conform to the current-year presentation.


5. MARKETABLE EQUITY SECURITIES AND PORTFOLIO INVESTMENTS


                                                                                                         Cumulative
                                                                                                      Gross Pre-tax
                                                                                    Aggregate            Unrealized
                                              Accounting               Percent of    Carrying             Holding
Investment as of October 31, 2000             Designation               Ownership    Value(a)        Gains (Losses)(i)
----------------------------------------------------------------------------------------------------------------------
(In thousands except percentages)

Marketable Equity Securities
  El Sitio, Inc.                           Available-for-sale(b)(f)       3.8%         4,871                  (227)
  GrandVision SA                           Available-for-sale(b)          0.1%           151                   118
  MotherNature.com                         Available-for-sale(b)(g)       4.5%           339                  (159)
                                                                                     ---------------------------------
Total marketable equity securities                                                     5,361                  (268)

Portfolio Investments
  American Capital Access                     Equity Method(d)           23.8%        23,933                    --
  Fuelman                                     Equity Method(d)           42.1%        15,525                    --
  Vanguard                                      Cost Method(e)           15.0%         8,000                    --
  VeloCom                                       Cost Method(e)            3.9%        20,700                    --
                                                                                     ---------------------------------
Total portfolio investments                                                           68,158                    --
                                                                                     ---------------------------------

Total marketable equity securities
  and portfolio investments                                                          $73,519                 $(268)
                                                                                     =================================

                                               Change
                                             in Pre-tax
                                             Unrealized
                                               Holding
                                           Gains (Losses)
Investment as of October 31, 2000          for the Year(i)
----------------------------------------------------------
(In thousands except percentages)

Marketable Equity Securities
  El Sitio, Inc.                                (227)
  GrandVision SA                                  146
  MotherNature.com                              (159)
                                          -----------
Total marketable equity securities              (240)

Portfolio Investments
  American Capital Access                          --
  Fuelman                                          --
  Vanguard                                         --
  VeloCom                                          --
                                          -----------
Total portfolio investments                        --
                                          -----------

Total marketable equity securities
  and portfolio investments                    $(240)
                                          ===========



                                                                                                          Cumulative
                                                                                                        Gross Pre-tax
                                                                                    Aggregate            Unrealized
                                              Accounting              Percent of    Carrying               Holding
Investment as of October 31, 1999             Designation              Ownership    Value(a)         Gains (Losses)(i)
----------------------------------------------------------------------------------------------------------------------
(In thousands except percentages)

Marketable Equity Securities
  Global TeleSystems, Inc.                 Available-for-sale(b)        1.9         $ 73,495               $52,140
  PrimaCom AG
     (formerly named Kabelmedia)                 Trading(c)(h)          3.3           25,092                    --
  GrandVision SA                           Available-for-sale(b)        1.6            4,369                   (28)
                                                                                    ----------------------------------
Total marketable equity securities                                                   102,956                52,112

Portfolio Investments
  American Capital Access                     Equity Method(d)         23.8           28,757                    --
  Fuelman                                     Equity Method(d)         45.2           10,800                    --
  MotherNature.com                              Cost Method(e)          5.5           10,000                    --
  El Sitio Inc.                                 Cost Method(e)          7.6            5,100                    --
                                                                                    ----------------------------------
Total portfolio investments                                                           54,657                    --
                                                                                    ----------------------------------

Total marketable equity securities
  and portfolio investments                                                         $157,613               $52,112
                                                                                    ==================================


                                               Change
                                             in Pre-tax
                                             Unrealized
                                               Holding
                                            Gains (Losses)
Investment as of October 31, 1999          for the Year(i)
----------------------------------------------------------
(In thousands except percentages)

Marketable Equity Securities
  Global TeleSystems, Inc.                      $14,394
  PrimaCom AG
     (formerly named Kabelmedia)                     --
  GrandVision SA                                  3,081
                                           ------------
Total marketable equity securities               17,475

Portfolio Investments
  American Capital Access                            --
  Fuelman                                            --
  MotherNature.com                                   --
  El Sitio Inc.                                      --
                                           ------------
Total portfolio investments                          --
                                           ------------

Total marketable equity securities
  and portfolio investments                     $17,475
                                           ============

(a) Carrying values for public portfolio investments were determined based on the share price of the securities traded on public markets as of the last business day of the period. The carrying values of the non-public portfolio investments were determined under either the equity or cost method of accounting, less impairment, if any.

(b) Unrealized gains or losses on securities classified as available-for-sale securities are recorded in the consolidated balance sheets net of tax within the caption "Accumulated other comprehensive
         (loss) income."

(c) Unrealized gains or losses on securities classified as trading securities are recorded in the consolidated statements of operations within the caption "Investment (loss) income, net."

(d) These investments are in non-public companies and are accounted for on the equity method because the Company has a greater than 20% equity interest in each.

(e) These investments are in non-public companies and are accounted for on the cost method.

(f) El Sitio, Inc. became public in December, 1999, and this resulted in its transfer from Portfolio Investments to Marketable Equity Securities.

(g) MotherNature.com became public in December, 1999, and this resulted in its transfer from Portfolio Investments to Marketable Equity Securities.

(h) PrimaCom AG (formerly Kabelmedia) became public in February, 1999, and this resulted in its transfer from Portfolio Investments to Marketable Equity Securities.

(i) Pre-tax unrealized holding gains and losses apply only to marketable equity securities.

               Investment Activity - Marketable Equity Securities

El Sitio, Inc.

On July 6, 1999, the Company invested $5.1 million in El Sitio, a leading Internet provider of global and country-specific content targeted to Spanish and Portuguese speaking customers in Latin America. In December, 1999, El Sitio completed an initial public offering and is currently traded on the NASDAQ under the symbol "LCTO." The Company currently owns 1,456,756 shares of El Sitio. As a result of this public offering, and in accordance with SFAS No. 115, the Company reclassified its investment in El Sitio from portfolio investments to marketable equity securities and recorded the investment at its fair value. The Company has designated its investment in El Sitio as available-for-sale.

MotherNature.com

On May 9, 1999, the Company invested $10.0 million in MotherNature.com, a Web-based retailer of vitamins, supplements and minerals. In December, 1999, MotherNature.com completed an initial public offering and was traded on the NASDAQ under the symbol "MTHR." As a result of this public offering, and in accordance with SFAS 115, the Company reclassified its investment from portfolio investments to marketable equity securities and recorded the investment at its fair value. The Company designated its investment in MotherNature.com as available-for-sale.

During the third quarter of 2000, the Company determined that its investment in Mothernature.com had become permanently impaired and recorded a pre-tax charge of $9.5 million to the consolidated statement of operations. As a result of the marketable equity security's designation as available-for-sale, previous declines in the investment's market value had been reflected in the Company's consolidated balance sheet within the shareholders' equity section under the caption "Accumulated other comprehensive (loss) income."

Global TeleSystems, Inc.

Global TeleSystems, Inc. ("GTS") is an operator of long distance and access telecommunications networks and a provider of voice and data telecommunications services to business customers and other telecommunications service providers in Europe, the Commonwealth of Independent States and Asia.

In February 1998, GTS completed an initial public offering of its common stock, which is traded on the New York Stock Exchange under the symbol "GTS." Under SFAS No. 115, the GTS shares were split into two separate classifications within marketable equity securities - available-for-sale securities and trading securities. Unrealized holding gains on these securities in 1999 are shown in the table above and have been recorded either in "Investment income (loss), net" for the securities designated as trading or in "Accumulated other comprehensive
(loss) income" for the securities designated as available-for-sale. During 1999 all the GTS securities designated as "trading" and a portion of the GTS securities designated as "available-for-sale" were sold. Realized gains on the sale of GTS securities were determined on a specific identification basis and totaled $17.2 million, of which $6.9 million had been previously recognized in the consolidated statements of operations as an unrealized holding gain in 1998.

On May 21, 1999, the Company exercised stock options to purchase 26,000 shares of GTS at a cost of $17.45 per share. These options were part of the Company's original investment in GTS. These shares were designated as available-for-sale securities.

During the fourth quarter of 2000, the Company sold its remaining holdings in GTS, generating net proceeds of $18.4 million and a pre-tax realized loss of $2.9 million. The cumulative net proceeds on the sale of the Company's holdings in GTS through 2000 were $39.9 million, generating a pre-tax gain of $14.2 million.

PrimaCom AG (formerly Kabelmedia)

On December 30, 1998, Kabelmedia, the German cable television systems operator, merged with another company and was renamed PrimaCom AG ("PrimaCom"). At the time of the merger, Kabelmedia shareholders owned 47% of the new company and GCC's ownership in the merged company was 4.3%. In February 1999, PrimaCom successfully completed an initial public offering and is currently traded on the German Neuer Markt under the symbol "PRC." As a result of this public offering, and in accordance with SFAS No. 115, the Company reclassified this investment from portfolio investments to marketable equity securities and designated the shares as trading securities. Unrealized gains in 1999 of $14.7 million were recorded in the consolidated statements of operations within the caption "Investment (loss) income, net."

In the fourth quarter of 1999, the Company sold a portion of its PrimaCom holdings, generating net proceeds of $8.1 million and a pre-tax realized gain of $5.2 million.

During the first quarter of 2000, the Company sold the remaining 532,702 shares of its investment in PrimaCom, which generated net proceeds of $33.1 million and a pre-tax gain of $8.0 million.

GrandVision (SA)

During 2000, the Company sold 139,740 shares of its investment in GrandVision, which generated net proceeds of $4.3 million and a realized pre-tax gain of $133,000. All shares of GrandVision SA ("GrandVision"), an optical and photo retailer, have been classified as "available-for-sale." Unrealized holding gains and losses on these securities in 2000 and 1999 are shown in the table above and were recorded in the consolidated balance sheets under the caption "Accumulated other comprehensive (loss) income."

In the fourth quarter of 1999, the Company sold a portion of its GrandVision holdings, generating net proceeds of $6.4 million and a realized loss of $2.9 million.

The shares of GrandVision had been received in connection with the Company's sale of a portfolio investment in 1997. The agreement required that shares of GrandVision be held back pending the resolution of certain purchase contingencies. In the fourth quarter of 1999, pursuant to the agreement, certain shares held in escrow were released to the Company. The value as of the date of the release was recorded by the Company as a transaction-related gain of $2.1 million in "Investment (loss) income, net." These shares were subsequently designated as available-for-sale securities.

              Investment Activity - Portfolio Investments Accounted
                            for Under the Cost Method

On December 17, 1999, the Company invested $8.0 million in Vanguard Modular Building Systems ("Vanguard"), a leading regional provider of relocateable classrooms and other commercial modular space stations. In 2000, the Company invested $20.7 million in VeloCom, Inc. ("VeloCom"), a facilities-based voice, data and Internet provider in Brazil and Argentina. Because of the illiquidity of these investments and the Company's less than 20% ownership, such investments are carried at cost.

During the second quarter of 1999, Teletrac, a wireless location and two-way messaging company, announced that it had retained the services of an investment banking firm in its efforts to raise additional capital and to assist in discussions with the holders of Teletrac's senior debt concerning a possible restructuring of that debt. In addition, Teletrac disclosed that if it failed to secure additional capital or alternative sources of liquidity, its ability to continue current operations would be in jeopardy. Because Teletrac's fund-raising efforts were not expected to yield sufficient new capital at an acceptable valuation, GCC believed its investment had become impaired. As a result, during the second quarter of 1999, the Company recorded a charge of $8.3 million to the consolidated statements of operations under the caption "Investment (loss) income, net" to write-off its entire interest in Teletrac. On June 9, 1999, Teletrac filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. This investment was subsequently sold for a nominal amount.

              Investment Activity - Portfolio Investments Accounted
                           for Under the Equity Method

On February 9, 1998, the Company completed an $11.0 million investment in Fuelman, a leading provider of fleet management services. Through its proprietary systems and network, Fuelman currently provides services to commercial vehicle operators throughout the United States. In 2000, the Company invested an additional $6.0 million in Fuelman bringing its total interest to 42.1% on a fully diluted basis. Fuelman's results of operations for the 12 months ended September 30, 2000 and 1999 are shown below.

On September 24, 1997, the Company invested $30.0 million in a newly-formed financial guaranty insurance company, American Capital Access ("ACA"). During the first quarter of 2000, ACA began to actively pursue raising additional capital to maintain the long-term stability of its "A" rating. In May, 2000, existing investors contributed $15.0 million as part of this effort (GCC's portion was $5.0 million). ACA also retained an investment banking firm to help raise an additional $45.0 million. As of January, 2001, those efforts have been unsuccessful. As a result, on January 3, 2001, Standard & Poors Corporation placed ACA on "Credit Watch" with negative implications. ACA continues to pursue alternatives for new capital. However, because of the uncertainty of additional capital being raised at an attractive valuation, GCC has reduced the carrying value of its investment in ACA by $9.6 million.

Unaudited summarized financial information of the Company's investees accounted for under the equity method for the periods ended September 30, 2000 and 1999 were as follows:


Unaudited                                  American Capital Access                 Fuelman
-----------------------------------------------------------------------------------------------------
(In thousands)                           12 Months        12 Months        12 Months       12 Months
                                         ------------------------------------------------------------
                                              2000             1999             2000             1999
                                         ---------        ---------        ---------        ---------
Current assets                           $ 175,110        $ 153,356        $  48,402        $  32,370
Non-current assets                          48,705           26,498           36,181           24,216
Current liabilities                          9,786            7,734           22,431           15,276
Non-current liabilities                     86,607           57,657           41,960           26,326
Redeemable preferred stock                      --               --           30,488           18,448
Total revenues or premiums written          46,215           54,551          326,789          157,428
Loss before taxes                             (996)          (1,155)          (3,388)            (163)
Net loss                                      (996)          (1,155)          (2,067)            (549)

              Investment Activity - Summary of Results Shown in the
                      Consolidated Statements of Operations

In summary, investment (loss) income consisted of the following:

                                                                       Years Ended October 31,
-----------------------------------------------------------------------------------------------------
(In thousands)                                                   2000            1999            1998
                                                             --------        --------        --------
Interest and dividend income                                 $    616        $    241        $  1,300
Unrealized (loss) gain on marketable equity securities           (214)         14,690          (2,107)
Realized gain on marketable equity securities
     and portfolio investments                                  3,711          14,047              --
Equity-losses in portfolio investments                         (1,480)           (589)           (571)
Loss on impairment of portfolio investments                   (19,119)         (8,273)             --
Management fee                                                 (3,348)             --              --
                                                             ----------------------------------------
Investment (loss) income, net                                $(19,834)       $ 20,116        $ (1,378)
                                                             ========================================

Also included in investment (loss) income are charges of $2.0 million, $0.9 million and $8.8 million in 2000, 1999 and 1998, respectively, relating to performance-based compensation earned by certain employees based on certain investment events as defined in the GCC Investments, Inc. Incentive Pool Plan. This compensation calculation is determined according to a plan adopted in 1996. The amounts are paid in cash and/or restricted shares of GCC. The cash payments are made over time, and the restricted shares vest over a period of time. Compensation related to the GCC restricted shares is recognized pro-ratably over the vesting period. This Incentive Pool Plan is applicable for gains on investments in GTS, GrandVision and PrimaCom for both current and certain former employees.

In August, 1999, the Company established a new 99% owned subsidiary, GCC Investments, LLC ("LLC"). A portion of the investment portfolio - specifically the investments in El Sitio, MotherNature.com, ACA and Fuelman, was transferred into this entity at its fair value which approximated its current carrying amount. The remaining 1% interest was purchased at fair value by Chestnut Hill Capital Partners, LLC ("CHCP"), which is owned by the Company's former Chief Investment Officer and other professional investment personnel formerly employed by GCC Investments, Inc.

The LLC agreement specifies that profit sharing in the LLC will be between GCC and CHCP in accordance with certain contractual calculations. CHCP also had a management agreement with GCC Investments, LLC which specifies that CHCP is to be reimbursed for certain expenses according to a specific formula. The amounts payable or paid under this agreement were $3.3 million in 2000 and $0.7 million in 1999. The management agreement was terminated in October, 2000, and the remaining members of CHCP now provide services as employees of the Company.


6. IMPAIRMENT AND RESTRUCTURING

The components of impairment and restructuring charges in the consolidated statements of operations were as follows:

                                                              Years Ended October 31,
----------------------------------------------------------------------------------------------
(In thousands)                                           2000            1999            1998
Impairment of assets                                  $ 34,237        $  3,501        $ 28,614
Accrual of lease termination costs                       6,874           3,588          39,572
Lease settlements less than amounts accrued                 --          (8,491)             --
Changes in estimates of lease termination costs         (3,467)         (7,861)             --
Restructuring                                                4           6,662              --
                                                      ----------------------------------------
                                                      $ 37,648        $ (2,601)       $ 68,186
                                                      ========================================

Impairment of assets in 2000 includes a charge of $27.3 million to write-off fixed assets of under performing theatres currently operating under Chapter 11 and a charge of $6.9 million for the impairment of assets of the Company's domestic joint venture, due to the inability of the venture to obtain further funds for required capital expenditures.

During the ordinary course of business, management has and will make determinations that impact the recoverability of theatre assets. Such decisions have impacted operations in 2000, 1999 and 1998. As part of the Company's annual budgeting process, management has and will review the long-lived assets used in the theatre business for impairment. This analysis has and will take place at the individual theatre level, which management believes is the lowest level for which there are identifiable cash flows. In addition, management has and will review internal management reports as well as monitor current and potential future competition in its markets for indicators of impairment of individual theatre assets. As a result of this analysis, management has and will determine whether impairment has occurred, whether a write-down of the asset carrying value to fair value is required and whether to abandon or continue to operate the theatre. The impairment loss is measured as the amount by which the carrying value of the asset exceeds the fair value, which is based on management's estimates. The primary technique to determine fair value is to discount the future cash flows of the theatre. There is considerable management judgement necessary to determine the future cash flows of a theatre, and, accordingly, actual results could vary significantly from such estimates.

Continued significant industry building of new megaplexes has caused the Company to re-assess the value and utility of certain theatre locations through its internal evaluation process described above. This increase in competition in certain markets as a result of the opening of megaplexes by competitors, which has tended to and is projected to draw audiences away from certain theatre locations that the Company operates.

The accrual for lease termination costs of $6.9 million in 2000 represents a charge related to the Company's guarantee of certain third party leases. The amount of the lease termination costs accrued by the Company was determined in accordance with Section 502(b)(6) of the Bankruptcy Code, which limits a landlord's lease claim to the greater of one year's rental obligation or 15% of the total lease term obligation, not to exceed three year's rental obligation. The accrual recorded for these leases may be subject to future adjustments based on the claims filed by the landlords and Bankruptcy Court actions. The Company cannot presently determine or reasonably estimate the ultimate liability, which may result from the filing of claims for any rejected contracts or from additional leases, which may be rejected in connection with Bankruptcy Proceedings. The impairment and restructuring was partially offset by a reversal of previously accrued lease termination costs of approximately $3.5 million.

In addition, the Company recorded in 2000 a post-retirement benefit charge of $1.9 million, offset by a pension settlement gain of $1.9 million related to the 1999 special retirement program.


7.       REORGANIZATION ITEMS

The Company incurred and recorded the following expenses directly associated with the Bankruptcy Proceedings: (i) reorganization items of $28.9 million, which included the write-off of the net book value of assets of $6.0 million of the 55 theatres closed during the fourth quarter, (ii) lease termination costs of $20.0 million, (iii) professional services related to the bankruptcy of $2.4 million, and (iv) severance of $0.5 million. The accrued lease termination costs are for those 36 of the 55 closed theatres that were operated by subsidiaries that filed for reorganization under Chapter 11 and have been closed. This provision is based upon the Company's estimates of the landlords' claims under
Section 502(b)(6) of the Bankruptcy Code for these theatre locations, based upon the assumption that these leases will be rejected. The provision recorded in respect of the 36 leases noted above may be subject to future adjustments based on claims filed by the landlords and Bankruptcy Court determinations. The Company cannot presently determine or reasonably estimate the ultimate liability, which may result from the filing of claims for any rejected contracts, or from additional leases, which may be rejected in connection with the Bankruptcy Proceedings.

Nineteen of the 55 closed theatres, which were located in Florida, Georgia, Louisiana, Tennessee and Rhode Island were operated by subsidiaries that filed for bankruptcy under Chapter 7. As a result, the Company did not provide for any
Section 502(b)(6) claims for these locations during the fourth quarter of 2000 since the Company is not liable to the landlords under the provisions of the Bankruptcy Code.

8.        ACCRUAL FOR LEASE TERMINATIONS AND RESTRUCTURE COSTS

The following is a tabular presentation of the reserves for lease termination and restructure costs:

                                                                                     Reserve for
                                                               Reserve for Lease       Personnel
                                                               Termination Costs     Related Costs       Total Reserve
----------------------------------------------------------------------------------------------------------------------
(In thousands)
Balance at November 1, 1999                                          $13,930              $1,547             $15,477
  Cash payments in 2000:
    Lease buyouts                                                     (6,403)                 --              (6,403)
    Rent and other payments                                             (709)             (1,052)             (1,761)
  Changes in previously established reserve estimates                 (3,615)                164              (3,451)
  Additional 2000 reserves                                            30,233                 281              30,513
                                                                     -----------------------------------------------
Balance at October 31, 2000                                          $33,436                $940             $34,375
                                                                     ===============================================

At October 31, 2000, the reserve for lease termination and restructure costs is included in "Liabilities subject to compromise." (see Note 3)

9. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at October 31
----------------------------------------------------------------------------------------------
(In thousands)                                                           2000            1999
Cost:
     Land                                                             $  1,426        $  1,234
     Building and improvements                                          19,792          26,970
     Leasehold improvements                                             83,739         104,837
     Furniture and fixtures                                             85,697         111,646
                                                                      ------------------------
                                                                       190,654         244,687
Less accumulated depreciation and amortization                          86,573         135,334
                                                                      ------------------------
Net property and equipment                                            $104,081        $109,353
                                                                      ========================


10. INVESTMENT IN INTERNATIONAL THEATRE AFFILIATES

The Company has equity-based investments in theatre operations in South America which are joint ventures with unrelated third parties. These joint ventures are accounted for by the Company under the equity method. The net assets of these joint ventures appear in the balance sheet under the caption "Investment in international theatre affiliates." The results of operations of these joint ventures appear under the caption "Equity losses in theatre affiliates." (See
Note 21)

The Company purchased its interest in these joint ventures in September, 1997 for a cash purchase price of $36.3 million. The purchase price has been allocated to assets acquired (primarily fixed assets) and liabilities assumed based on their fair value at the date of acquisition and in accordance with the purchase method of accounting. The excess of purchase price over net assets acquired is being amortized by the Company over a 10-year period.

In October, 1999, the Company determined that there was a loss in value of its Mexican investment that was other than temporary. Accordingly, it recorded in "Equity losses in theatre affiliates" a charge of approximately $3.5 million relating to this loss in value of the Mexican joint venture.

In May 2000, the Company sold its Mexican theatre investment for approximately $14.3 million resulting in a charge of approximately $1.6 million relating to its further loss in value. The Company received $7.5 million in cash proceeds and a $6.75 million note due in installments over the next two years.

The Company's South American joint venture, Hoyts General Cinema South America ("HGCSA"), has a $50.0 million debt financing arrangement with two major financial institutions to fund its operations in Argentina, which is secured by a several guaranty of the joint venture's partners. There is currently no availability of this financing beyond $28.0 million as the remaining funds were not drawn prior to the expiration of the funding commitment on December 29, 2000. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At October 31, 2000, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $14.0 million.

HGCSA has debt arrangements for a total of $21.0 million in debt financings to fund its operations in Chile, which are secured by the several guaranty of the partners. The Company is liable for 50% of the outstanding exposure. At October 31, 2000, the Company's portion of the outstanding exposure under these facilities was approximately $10.5 million, which was comprised of $8.4 million of outstanding borrowings and $2.1 million of outstanding guarantees. In respect of these outstanding guarantees, the Company invested approximately $1.4 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at October 31, 2000. This certificate of deposit is included in other current assets in the consolidated balance sheets.

11. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at October 31
----------------------------------------------------------------------------------------
(In thousands)                                                     2000             1999
                                                                -------          -------
Rent and related charges                                        $    --          $16,352
Payroll and related benefits                                      1,234            4,204
Deal-related performance-based compensation                          --            9,568
Insurance                                                           131           12,207
Deferred income                                                  17,240           18,364
Other                                                             3,888           21,045
                                                                ------------------------
                                                                $22,493          $81,740
                                                                ========================

At October 31, 2000, certain other current liabilities are included in liabilities subject to compromise in the consolidated balance sheets. (See
Note 3).

12. LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at October 31
-----------------------------------------------------------------------------------------
(In thousands)                                                       2000           1999
                                                                    -----         -------
Deferred lease obligations                                             --         $23,664
Post-retirement health care benefits (see Note 19)                     --           6,556
Other                                                                  --           6,077
                                                                    ---------------------
                                                                    ---------------------
                                                                    $  --         $36,297
                                                                    =====================

At October 31, 2000, the present value of the future minimum lease payments due under capital lease obligations over the remaining term of the leases was $1.0 million.

The net book value of property under capital leases was $0.1 million at October 31, 2000 and $0.6 million at October 31, 1999.

At October 31, 2000, other long-term liabilities are included in liabilities subject to compromise in the consolidated balance sheets (see Note 3).


13. RELATED-PARTY TRANSACTIONS

GCC was previously a 100%-owned subsidiary of Harcourt General, Inc. ("Harcourt General"). Certain shareholders also function as officers of both companies and have significant interests in both companies.

As a result of the 1993 spin-off of GCC, certain leases were transferred from Harcourt General to GCC. Under an Amended and Restated Reimbursement and Security Agreement ("Reimbursement and Security Agreement") dated January 26, 1999, GCC has agreed to indemnify Harcourt General from losses Harcourt General could incur due to its secondary liability on theatre leases that were transferred to GCC as part of the spin-off. In order to secure its obligations under the Reimbursement and Security Agreement, GCC pledged all of the stock of its theatre subsidiaries to Harcourt General. In connection with the Harcourt General guarantee, the Company is charged a fee based on total commitments outstanding. This fee totaled $555,000, $695,000 and $230,000 in 2000, 1999 and
1998, respectively. In addition, GCC is required to maintain certain financial covenants under its Reimbursement and Security Agreement. Enforceability of these covenants and other limitations are stayed in connection with the Chapter 11 proceedings.

Harcourt General provided certain management services to GCC. The fees for these services, which totaled $150,000, $465,000 and $477,000 million in each of 2000, 1999 and 1998, respectively, were based on Harcourt General's costs. The reduction in the amount paid in 2000 was a result of an agreement with Harcourt General, which provided that no charges for services of Richard A. Smith and Robert A. Smith would be incurred after April, 2000. Harcourt General's Chairman and Chief Executive Officer also serves as the Chairman of the Company, and one of Harcourt General's Presidents and Co-Chief Operating Officers served as President and Chief Operating Officer of GCC until October 10, 2000. The fees payable to Harcourt General were subject to the approval of a committee of independent directors of GCC who are not affiliated with Harcourt General.

In addition, the Company subleases office space and a theatre location from Harcourt General. The rent and rent-related expense associated with these subleases totaled $1.2 million in 2000, 1999 and 1998.

14. DEBTOR-IN-POSSESSION FINANCING

In connection with the Company's Chapter 11 filing, the Company entered into a Debtor-in-Possession Credit Agreement on October 13, 2000 providing initial financing of $25 million as of October 31, 2000 and as approved by the Bankruptcy Court on November 8, 2000, final financing up to $45.0 million. The DIP Facility expires at the earliest of the emergence of the Company from Chapter 11 proceedings or October 13, 2001. At October 31, 2000, the Company had outstanding borrowings under the DIP Facility of $7.9 million. The interest rate on the DIP Facility is the greater of a participating bank's prime lending rate plus 2.00% or the Federal Reserve Rate plus 0.50%. In addition, the Company is required to pay a commitment fee of 0.5% per annum on the unused portion of the DIP Facility in 2000.

Proceeds of the DIP Facility may be utilized for expenditures as outlined in the approved DIP Facility budget. As a condition to the DIP Facility, the Company has agreed to the following restrictions, which limit capital expenditures and which prevent the Company from: (a) borrowing additional funds other than through the DIP Facility; (b) entering into any new financial leasing transactions; (c) making additional portfolio investments; (d) making any distributions from the Company; and (e) making certain sales of portfolio investments without the consent of the DIP Facility lenders. In addition, the Company must maintain minimum operating earnings.

Given the restrictions contained in its DIP Facility, the Company (a) will not enter into any new domestic theatre lease commitments; (b) will not make any new portfolio investments; and (c) may utilize, in whole or in part, any new proceeds received from the future sale of assets to prepay the DIP Facility.

The lenders under the DIP Facility have a "super priority" claim against the assets of the Company and its subsidiaries. The Company is currently in compliance with the DIP Facility covenants.


15. REVOLVING CREDIT AGREEMENT AND LETTERS OF CREDIT

As a result of the Chapter 11 cases, all outstanding borrowings under the Company's revolving credit agreement have been included in "Liabilities subject to compromise" at October 31, 2000 (See Note 2). At October 31, 2000 and 1999, the Company had outstanding borrowings under its revolving credit agreement of $44.6 million and $13.0 million, respectively. The Company was able to select a floating interest rate based on the primary bank's base interest rate for up to six months. The fixed rate interest rates are based on the Eurodollar rate plus a margin that ranges from 0.625% to 1.25% based on the level of total debt to cash flow earnings as defined in the agreement. As of October 31, 2000 and 1999, the variable interest rate on the outstanding borrowings of the revolving credit agreement was 10.0% and 6.7%, respectively. There is currently no availability under the revolving credit facility.

At October 31, 2000 and 1999, the Company had outstanding standby letters of credit totaling $6.7 million and $7.6 million, respectively.

Interest due and payable, as specified under the revolving credit agreement, is also stayed during bankruptcy. Interest due contractually and not paid from the date the Company filed Chapter 11 on October 11, 2000 to the end of the fiscal year totaled $260,000. The Company has Bankruptcy Court approval to make monthly adequate protection payments of $321,000, in respect of the revolving credit agreement, beginning in November, 2000.


16. SHAREHOLDERS' EQUITY

                                  Common Stock

Common Stock is entitled to dividends if declared by the Board of Directors, and each share carries one vote. Holders of Common Stock have no cumulative voting, redemption or preemptive rights.

                           Common Stock Incentive Plan

The Company has a Common Stock incentive plan that provides for the granting of stock options, stock appreciation rights, restricted stock or other stock-based awards. Options outstanding at October 31, 2000 were granted at prices not less than 100% of the fair market value on the date of original grant. These options generally vest over five years and have maximum terms of 10 years and one day. Options for 69,059, 86,131 shares and 66,143 shares were exercisable under all option arrangements at October 31, 2000, 1999 and 1998, respectively. Under the existing stock incentive plan, there were 407,329 and 465,214 shares available for future grants at October 31, 2000 and 1999, respectively. Exercises in the year ended October 31, 1998 took the form of both stock option exercises and stock appreciation awards, the latter being permitted at the sole discretion of the Company. All 2000 and 1999 exercises were in the form of stock option exercises.

The following summarizes transactions under all stock option arrangements for the years ended October 31, 2000, 1999 and 1998:

                                                                                                                          Weighted
                                                    Number                                                                 Average
                                                 of Shares               Per Share Option Price                     Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding as of November 1, 1997                146,281        $15.81            --           $51.25                      $30.28
     Granted                                       36,192         41.94            --            52.42                       43.86
     Exercised                                    (25,839)        15.81            --            35.00                       23.93
     Canceled                                        (530)        25.50            --            41.94                       33.05
                                     -----------------------------------------------------------------------------------------------
Outstanding as of October 31, 1998                156,104         15.81            --            52.42                       34.45
     Granted                                       24,555                                        40.00                       40.00
     Exercised                                     (9,801)        15.81            --            35.00                       23.64
     Canceled                                      (7,967)        25.50            --            52.42                       37.15
                                     -----------------------------------------------------------------------------------------------
Outstanding as of October 31, 1999                162,891         15.81            --            52.42                       35.81
     Granted                                       97,500                          --            28.75                       28.75
     Exercised                                    (14,065)        15.81            --            28.99                       23.34
     Canceled                                     (56,201)        25.50            --            52.54                       36.01
                                     -----------------------------------------------------------------------------------------------
Outstanding as of October 31, 2000                190,125        $15.81            --           $52.54                      $33.05
                                     ===============================================================================================

The following summarizes information about all stock options outstanding at October 31, 2000:

                                                   Options Outstanding                                Options Exercisable
                            --------------------------------------------------------------------------------------------------------
                                                                 Weighted-Average
                                                    -----------------------------------------
                                             Number         Remaining                                   Number            Weighted
                                        Outstanding       Contractual           Exercise           Exercisable             Average
     Range of Exercise Prices           at 10/31/00      Life (years)              Price           at 10/31/00      Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
               $15.01 - 20.00                 1,529               1.1             $15.81                 1,529              $15.81
               $20.01 - 30.00               103,014               8.2              28.54                14,514               27.27
               $30.01 - 40.00                60,497               6.0              36.32                37,083               35.24
               $40.01 - 50.00                19,502               6.2              42.46                11,339               42.83
               $50.01 - 52.42                 5,583               5.6              52.00                 4,594               51.91
                               ---------------------                                      ---------------------
     Total                                  190,125                                                     69,059
                               =====================                                      =====================

Had compensation cost for stock option grants issued during 2000, 1999 and 1998 been determined under the provisions of SFAS No. 123, the Company's net loss as well as basic and diluted loss per share would have been as follows:

Years Ended October 31,
(In thousands except for per share amounts)                                                 2000             1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                              $(135,334)         $(2,518)        $(41,820)
Basic loss per share                                                                  $  (17.46)         $ (0.33)        $  (5.42)
Diluted loss per share                                                                $  (17.46)         $ (0.33)        $  (5.42)

The pro-forma effect on net loss as well as basic and diluted loss per share for 2000, 1999 and 1998 is not representative of the pro-forma effect on net income in future years because it does not take into consideration pro-forma compensation expense related to grants made prior to 1996.

The fair value of each stock option granted in 2000, 1999 and 1998 under the Company's plans was estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value grants issued under the plans in 2000, 1999 and 1998:

                                                                                            2000             1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Expected volatility                                                                       21.58%           24.62%           18.00%
Risk-free interest rates                                                                   6.23%            4.54%            5.88%
Expected life                                                                            7 years          7 years          7 years
Dividend payments                                                                           None             None             None

The weighted average fair values per share of stock options granted during 2000, 1999 and 1998 were $11.81, $15.25 and $15.03, respectively.

                              Unearned Compensation

The Company's GCC Investments, Inc. Incentive Pool Plan provides for performance-based compensation for certain employees based on certain investment events. A portion of the performance-based compensation may be paid in restricted shares, which vest over a period of time subsequent to the investment event. The balance in unearned compensation represents the unvested portion of the restricted stock award. Compensation expense related to the restricted shares is charged to the consolidated statement of operations pro-ratably over the vesting period or at the time the employee terminates their employment. Such expense totaled approximately $1.6 million in 2000 and $0.6 million in 1999. There was no expense in 1998.


17. RETIREMENT PLANS

GCC has a non-contributory defined benefit pension plan covering substantially all full-time employees. GCC also sponsors an unfunded supplemental executive retirement plan, which provides certain employees additional pension benefits. Benefits under the plans are based on years of service and compensation prior to retirement. When funding is required for the defined benefit plans, the policy is to contribute amounts that are deductible for federal income tax purposes. Pension plan assets consist primarily of equity and fixed income securities. The components of the net periodic pension costs are as follows:

Years Ended October 31,
(In thousands)                                                                            2000             1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                                                            $   413          $   433          $   431
Interest cost                                                                             1,467            1,332            1,278
Expected return on plan assets                                                           (2,426)          (2,483)          (2,364)
Amortization of prior service                                                                76               76               76
Recognized actuarial gains                                                                 (529)            (161)            (190)
Amortization of transition asset                                                           (298)            (298)            (298)
                                                                                 ---------------------------------------------------
     Total                                                                               (1,297)          (1,101)          (1,067)
Special termination benefit                                                                   --           4,284               --
Settlement gain on special termination benefits                                          (1,924)              --               --
                                                                                 ---------------------------------------------------
Net pension (credit) charge                                                             $(3,221)         $ 3,183          $(1,067)
                                                                                 ===================================================

The following table sets forth the change in the defined benefit plans' funded status for the years ended October 31, 2000 and 1999:

                                                                               2000                                1999
                                                                      Funded          Unfunded            Funded          Unfunded
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation, beginning of year                          $19,268             1,284           $17,912            $2,047
     Service cost                                                       358                55               380                53
     Interest cost                                                       --               144             1,229               103
     Plan amendments                                                  1,323               183                --                --
     Special termination benefit                                         --                --             4,284                --
     Actuarial (gain) loss                                             (294)               511           (3,666)             (850)
     Benefits paid                                                   (8,400)             (287)             (871)              (69)
                                                          --------------------------------------------------------------------------
     Benefit obligation, end of year                                 12,255             1,890            19,268             1,284
                                                          ==========================================================================
CHANGE IN PLAN ASSETS
     Fair value of plan assets, beginning of year                    29,459                --            28,234                --
     Actual return on plan assets                                       656                --             2,096                --
     Company contributions                                               --               287                --                69
     Benefits paid                                                   (8,400)             (287)             (871)              (69)
                                                          --------------------------------------------------------------------------
     Fair value of plan assets, end of year                          21,715                --            29,459                --
                                                          ==========================================================================

Over (under) funded status                                             9,460           (1,890)            10,191           (1,284)
Unrecognized net transition asset                                         --                --             (298)                --
Unrecognized net actuarial gain (loss)                               (3,274)               219           (7,207)             (287)
Unrecognized prior service cost                                           17               449                21               377
                                                          --------------------------------------------------------------------------
Net asset (liability) recognized
     in the consolidated balance sheets                               $6,203          $(1,222)            $2,707          $(1,194)
                                                          ==========================================================================

The significant actuarial assumptions as of the year-end measurement dates were as follows:

                                                                                                  Years Ended October 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        2000              1999                1998
                                                                                        ----              ----                ----
Discount rate                                                                           8.0%              8.0%                7.0%
Rate of compensation increases                                                          4.5%              4.5%                5.0%
Rate of return on plan assets                                                           9.0%              9.0%                9.0%

In addition to the defined benefit plans, GCC has two defined contribution plans for certain employees. The GCC Savings Plan permits employee contributions and provides for certain matching contributions by the Company. The Company's contributions in fiscal years 2000, 1999 and 1998 were $533,978, $508,432 and $337,525, respectively. The GCC Employee Stock Ownership Plan ("ESOP") is non-contributory.


18. COMMITMENTS AND CONTINGENCIES

                                     Leases

GCC conducts the majority of its operations in leased premises under noncancelable leases which typically have initial lease terms of 20 years. In connection with the Bankruptcy Proceedings, all lease contracts, whether assumed or rejected, are subject to Bankruptcy Court approval. Therefore, the commitments shown below may not reflect actual future cash outlays.

These leases generally provide for the payment of fixed monthly rentals, contingent rentals based on a percentage of revenue over a specified amount and the payment of property taxes, common area maintenance, insurance and repairs. At its option, GCC can renew a substantial portion of such leases, following the initial lease term, for various periods up to an additional 20 years. Certain of GCC's leases require periodic increased rentals. The rental costs on these leases have been recognized on a straight-line basis and are included in deferred lease obligations. Assuming renewal options are not exercised, the future minimum payments under noncancelable operating leases as of October 31, 2000 were as follows:

                                                                                                                  Operating Leases
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)
2001                                                                                                                      $ 66,202
2002                                                                                                                        65,021
2003                                                                                                                        64,085
2004                                                                                                                        65,267
2005                                                                                                                        81,169
Thereafter                                                                                                                 475,404
                                                                                                           -------------------------
                                                                                                                          $817,148
                                                                                                           =========================

Rent expense under noncancelable leases was as follows:

                                                                                                   Years Ended October 31,
(In thousands)                                                                            2000                1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Minimum rentals                                                                        $80,049             $73,401         $68,198
Percentage rentals based on revenues                                                     2,354               3,096           3,049
                                                                              ------------------------------------------------------
                                                                                       $82,403             $76,497         $71,247
                                                                              ======================================================

On theatre locations assigned to third parties, GCC is secondarily liable for certain lease commitments that extend through 2023 and totaled approximately $58.8 million at October 31, 2000.

The Company has entered into $118.8 million of operating leases with a major financial institution under a lease financing arrangement. The receivable due from the financing institution at October 31, 1999 of $15.5 million was reclassified to capital expenditures in 2000. The Company has Bankruptcy Court approval to make monthly adequate protection payments of approximately $1.1 million, in respect of the lease financing arrangement.

                                   Litigation

On October 11, 2000, the Company and 30 of its domestic subsidiaries filed to reorganize under Chapter 11 of the United States Bankruptcy Code, and six of its domestic subsidiaries filed for liquidation under Chapter 7 of the United States Bankruptcy Code (See Notes 1, 2 and 3).

GCC is involved in various other suits and claims in the ordinary course of business. Management does not believe that the disposition of such suits and claims will have a material adverse effect upon the consolidated financial position or continuing operations of the Company.


19. POST-RETIREMENT HEALTH CARE BENEFITS

The Company provides health care benefits for retired employees that are funded as claims are incurred. Retirees and active employees hired prior to March 1, 1989 are eligible for these benefits if they meet certain service and minimum age requirements. The Company paid $473,000, $358,000 and $271,000 during fiscal 2000, 1999 and 1998, respectively, for post-retirement health care benefit claims.

Net post-retirement benefit costs are as follows:

                                                                                                   Years Ended October 31,
(In thousands)                                                                           2000                1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                                                             $  7               $  18           $  25
Interest cost                                                                             475                 311             300
Net amortization and deferral                                                             104                (101)           (168)
                                                                              ------------------------------------------------------
Net post-retirement benefit cost                                                         $586               $ 228           $ 157
                                                                              ======================================================

The following table sets forth the funded status of the Company's post-retirement benefit obligations and the amounts recognized in GCC's consolidated balance sheets:

(In thousands)                                                                                             2000               1999
                                                                                                         ------             ------
Change in benefit obligation:
Benefit obligation, beginning of year                                                                  $ 4,170            $ 4,375
     Service cost                                                                                            7                 18
     Interest cost                                                                                         475                311
     Actuarial loss (gain)                                                                                 104               (176)
     Benefits paid                                                                                        (473)              (358)
     Special termination benefits                                                                        1,928                 --
                                                                                             ---------------------------------------
Benefit obligation, end of year                                                                          6,211              4,170
                                                                                             =======================================
Fair value of plan assets                                                                                   --                 --
                                                                                             =======================================

Under funded status                                                                                     (6,211)            (4,170)
Unrecognized net actuarial gain                                                                         (2,152)            (2,386)
                                                                                             ---------------------------------------
Net liability recognized in the balance sheets                                                         $(8,363)           $(6,556)
                                                                                             =======================================

The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 10% in fiscal 2000 and 12.0% in fiscal 1999, gradually declining to 5.0% in fiscal 2005. Measurement of the accumulated post-retirement benefit obligation was based on an assumed 8.0% discount rate for 2000, 8.0% for 1999 and 7.0% for 1998. If the health care cost trend rate assumptions were increased by 1.0%, the accumulated post-retirement obligation as of October 31, 2000 would be increased by $680,000. The effect of this change on the service cost and interest cost would be an aggregate increase of $56,000.


20. INCOME TAX BENEFIT (PROVISION)

Income tax benefit (provision) was as follows:

                                                                                             Years Ended October 31,
(In thousands)                                                                      2000                1999               1998
------------------------------------------------------------------------------------------------------------------------------------
CURRENT
     Federal                                                                       $  (399)            $ 8,666             $ 7,442
     State                                                                             (57)                 --               1,042
                                                                      --------------------------------------------------------------
                                                                                      (456)              8,666               8,484

DEFERRED
     Federal                                                                        (7,774)             (6,245)             16,754
     State                                                                          (1,111)               (892)              2,470
                                                                      --------------------------------------------------------------
                                                                                    (8,885)             (7,137)             19,224
                                                                      --------------------------------------------------------------
                                                                                   $(9,341)            $ 1,529             $27,708
                                                                      ==============================================================

GCC's effective income tax rate was 7.4% in 2000 and 40.0% in both 1999 and 1998. The differences between the statutory federal tax rate and the effective tax rate for 2000 are due primarily to the recording of a valuation allowance. The differences between the statutory federal tax rate and the effective tax rates for 1999 and 1998 are due primarily to state income taxes.

Significant components of the Company's net deferred income tax liability (asset) stated on a gross basis at October 31, were as follows:

(In thousands)                                                                                          2000               1999
GROSS DEFERRED INCOME TAX ASSETS
     Financial accruals and reserves                                                                   $ 19,663            $20,591
     Investment write downs                                                                              14,454              2,953
     Impairment of theatre assets                                                                        12,590             12,902
     Post-retirement health care benefits                                                                 3,345              2,661
     Net operating loss carryforwards                                                                    20,975              1,114
     Self insurance accruals                                                                              1,440                773
                                                                                             ---------------------------------------
     Total deferred tax assets                                                                           72,467             40,994
  Valuation allowance                                                                                   (55,168)                --
                                                                                             ---------------------------------------
NET DEFERRED INCOME TAX ASSETS                                                                           17,299             40,994
GROSS DEFERRED INCOME TAX LIABILITIES
     Basis difference in fixed assets                                                                    17,299             26,161
     Unrealized gain on trading securities                                                                   --              5,948
     Unrealized gain on available-for-sale securities                                                        --             20,849
                                                                                             ---------------------------------------
     Total deferred income tax liabilities                                                                   --             52,958
                                                                                             ---------------------------------------
     Net deferred tax liability                                                                        $     --            $11,964
                                                                                             =======================================

The Company anticipates utilizing its deferred tax assets only to the extent of its deferred tax liabilities. Accordingly, the Company has fully reserved all remaining deferred tax assets, which it presently cannot utilize.

As of October 31, 2000, the Company has net operating loss carryforwards of approximately $59.9 million, which will begin to expire in 2021.

21. SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision maker reviews the results of the businesses that make up the consolidated entity. The Company has identified three reportable segments: one segment is the domestic theatre operation (which encompass all theatres in the continental United States); the second segment includes the Company's joint ventures in South America; and the final segment primarily includes all of the activity related to the investment portfolio business and corporate administration. This identification of segments emanates from management's recognition that its investing activity in a variety of non-theatre related activities is wholly separate from theatre operations, and its South American operations are new theatre ventures in markets that are completely dissimilar to the United States market. The other expenses segment primarily includes the regional and home office administration. The Company evaluates both domestic and international theatre performance and allocates resources based on earnings before interest, taxes, depreciation and amortization. Information concerning
(loss) earnings before income taxes has also been provided so as to aid in the reconciliation to the consolidated totals. The international theatre segment has been reported in this footnote as if it were a fully-consolidated subsidiary rather than under the equity method as it has been reported in the consolidated financial statements because the chief operating decision maker evaluates operations on this basis. The adjustment column is utilized to return the international theatre segment to the equity method and eliminate intercompany balances. Performance of the investment portfolio business is evaluated using the same measures as are seen in the consolidated financial statements.

                                  TOTAL COMPANY

                                                                        Year Ended October 31, 2000

                                       ---------------------------------------------------------------------------------------------
                                           Domestic   International          Other         Segment                    Consolidated
                                           Theatres        Theatres     Operations          Totals      Adjustments         Totals
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Revenues:
     Admissions                           $ 237,093       $  55,426            $--       $ 292,519       $ (55,426)      $ 237,093
     Concessions                            105,056          17,528             --         122,584         (17,528)        105,056
     Other                                   15,893           4,107             --          20,000          (4,107)         15,893
                                       ---------------------------------------------------------------------------------------------
Total revenues                              358,042          77,061             --         435,103         (77,061)        358,042
                                       ---------------------------------------------------------------------------------------------
(Loss) earnings before
     interest, taxes, depreciation
     and amortization                        (5,343)         12,542         (4,213)          2,986         (12,542)         (9,556)
Depreciation and amortization                17,156           8,233             99          25,488          (8,233)         17,255
Disposition, impairment and
     restructuring and reorganization       (51,345)             --        (14,515)        (65,860)        (65,860)
Net (loss) investment income                     70           1,905        (19,904)        (17,929)         (1,905)        (19,834)
Loss before income taxes                    (74,728)         (2,417)       (44,080)       (121,225)           (310)       (121,535)
Total assets                                177,304         116,583         74,035         367,922        (116,583)        251,339
Total capital expenditures                   56,301          18,554          5,150          80,005         (18,554)         61,451


                                                                        Year Ended October 31, 1999
                                       ---------------------------------------------------------------------------------------------
                                           Domestic   International          Other         Segment                    Consolidated
                                           Theatres        Theatres     Operations          Totals      Adjustments         Totals
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Revenues:
     Admissions                           $ 255,752       $  45,010            $--       $ 300,762       $ (45,010)      $ 255,752
     Concessions                            115,093          14,577             --         129,670         (14,577)        115,093
     Other                                   15,305           2,595             --          17,900          (2,595)         15,305
                                       ---------------------------------------------------------------------------------------------
Total revenues                              386,150          62,182             --         448,332         (62,182)        386,150
                                       ---------------------------------------------------------------------------------------------
Earnings (loss) before
     interest, taxes, depreciation
     and amortization                         5,127           6,341         (7,246)          4,222          (6,341)         (2,119)
Depreciation and amortization                16,071           6,870            185          23,126          (6,870)         16,256
Gain on impairment or
     disposition of assets
     and restructuring                       (4,718)             --             --          (4,718)             --          (4,718)
Net investment income                            40             825         20,076          20,941            (825)         20,116
Earnings (loss)
     before income taxes                     (6,637)         (8,282)         9,163          (5,756)          1,934          (3,822)
Total assets                                237,740         142,982        179,637         560,359        (184,752)        375,607
Total capital expenditures                   18,123          33,507          2,844          54,474         (33,507)         20,967

                                                                        Year Ended October 31, 1998
                                       ---------------------------------------------------------------------------------------------
                                           Domestic   International          Other         Segment                    Consolidated
                                           Theatres        Theatres     Operations          Totals      Adjustments         Totals
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Revenues:
     Admissions                           $ 271,999       $  24,483            $--       $ 296,482       $ (24,483)      $ 271,999
     Concessions                            124,317           8,823             --         133,140          (8,823)        124,317
     Other                                   11,070             958             --          12,028            (958)         11,070
                                       ---------------------------------------------------------------------------------------------
Total revenues                              407,386          34,264             --         441,650         (34,264)        407,386
                                       ---------------------------------------------------------------------------------------------
Earnings (loss) before
     interest, taxes, depreciation
     and amortization                        17,234           4,435         (8,108)         13,561          (4,435)          9,126
Depreciation and amortization                18,987           3,906            193          23,086          (3,906)         19,180
Loss on impairment or
     disposition of assets                   56,844              --             --          56,844              --          56,844
Net investment income (loss)                     50             (10)          (956)           (916)           (462)         (1,378)
Earnings (loss)
     before income taxes                    (58,797)             24         (9,462)        (68,235)         (1,035)        (69,270)
Total assets                                269,192         103,670        157,529         530,391        (140,430)        389,961
Total capital expenditures                   17,597          28,761          2,191          48,549         (28,761)         19,788

As a result of the Company's filing of a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, management no longer reviews its domestic theatre operations in the segments of core market, other markets, impaired theatres and other expenses. Below is a condensed operating statement for 2000 that provides financial data of those theatres that were open at October 31, 2000 and those theatres closed during the year.

                         GENERAL CINEMA THEATRES, INC.

                                                     Theatres           Theatres
                                                      Open at          Closed in              Total
(In thousands)                               October 31, 2000               2000           Domestic
---------------------------------------------------------------------------------------------------
Revenues
     Admissions                                      $193,935           $ 43,158           $237,093
     Concessions                                       82,847             22,209            105,056
     Other                                             14,126              1,767             15,893
                                            --------------------------------------------------------
                                                      290,908             67,134            358,042
                                            --------------------------------------------------------

Costs and expenses
     Film rentals                                      99,851             21,960            121,811
     Concessions                                       14,346              4,395             18,741
     Theatre operating expenses                       154,445             51,358            205,803
                                            --------------------------------------------------------
     Theatre cash flow(1)                            $ 22,266           $(10,579)          $ 11,687
                                            --------------------------------------------------------

     # of locations                                        78                 64
     # of screens                                         685                417

(1) Theatre cash flow is the domestic theatres' earnings (loss) before interest, taxes, depreciation, amortization and without consideration of general and administrative expenses.

22. COMPARATIVE QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                        2000
                                              --------------------------------------------------------------------------------------
                                                       First           Second            Third            Fourth              Full
                                                     Quarter          Quarter          Quarter           Quarter              Year
------------------------------------------------------------------------------------------------------------------------------------
(In thousands except for per share amounts)
Revenues                                            $ 97,863         $ 79,313         $108,631         $  72,235         $ 358,042
Gross profit                                           7,683              846            8,849            (6,450)           10,928
Earnings (loss) before effect of accounting
   change                                              1,909           (6,005)         (10,077)         (116,703)         (130,876)
Cumulative effect of an accounting change,
   net                                                (2,806)              --               --            (1,870)           (4,676)
Net loss                                                (897)          (6,005)         (10,077)         (118,573)(1)      (135,552)
Net loss per share
  Basic
   Earnings (loss) before effect of
      accounting change                                 0.25            (0.77)           (1.30)           (15.06)           (16.89)
   Cumulative effect of an accounting
      change, net                                      (0.37)              --               --             (0.24)            (0.60)
  Diluted                                              (0.12)           (0.77)           (1.30)           (15.30)           (17.49)
   Earnings (loss) before effect of
      accounting change                                 0.25            (0.77)           (1.30)           (15.06)           (16.89)
   Cumulative effect of an accounting
      change, net                                      (0.37)              --               --             (0.24)            (0.60)
   Diluted                                             (0.12)           (0.77)           (1.30)           (15.30)           (17.49)

                                                                                        1999
                                              --------------------------------------------------------------------------------------
                                                       First           Second            Third            Fourth              Full
                                                     Quarter          Quarter          Quarter           Quarter              Year
------------------------------------------------------------------------------------------------------------------------------------
(In thousands except for per share amounts)
Revenues                                            $104,398         $ 74,216         $115,082         $  92,454         $ 386,150
Gross profit                                           9,537              200           11,479             6,049            27,265
Net earnings (loss)                                    1,417           (2,921)           3,788            (4,577)           (2,293)
Net earnings (loss) per share
     Basic                                          $   0.18         $  (0.38)        $   0.49         $   (0.59)        $   (0.30)
     Diluted                                        $   0.18         $  (0.38)        $   0.49         $   (0.59)        $   (0.30)

(1) The net loss in the fourth quarter includes a charge for restructuring and reorganization of $70.0 million and an impairment charge of $9.6 million (See Notes 6 and 7).

23. SUBSEQUENT EVENT

On November 30, 2000, MotherNature.com's shareholders approved a plan of complete liquidation and dissolution. The company is proceeding with the sale of all of its assets, and thereafter intends to make distributions of liquidation proceeds to its shareholders. Because of uncertainties as to the precise net realizable value of assets and the ultimate settlement amount of liabilities, it is impossible to predict with certainty the aggregate net values that will ultimately be distributed to shareholders. However, management believes based upon information available from MotherNature.com management, that the Company could, over time, receive proceeds from liquidation of approximately $1.00 per share. An initial distribution of liquidation proceeds of $0.6 million ($0.85 per share) was received by GCC in the first quarter of 2001.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
GC Companies, Inc., Debtor-in Possession
Chestnut Hill, Massachusetts

We have audited the accompanying consolidated balance sheets of GC Companies, Inc. and subsidiaries, Debtors-in-Possession (the "Company"), as of October 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of GC Companies, Inc. and subsidiaries as of October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company and certain of its subsidiaries filed petitions to reorganize under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for costs of start-up activities to conform with the American Institute of Certified Public Accountants Statement of Position 98-5.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced significant losses from operations. On October 11, 2000, the Company and certain of its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code. The Company is currently preparing its plan of reorganization, which includes the restructuring of certain of its financial obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 26, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    DIRECTORS

Below are the name, age and principal occupations for each current director of the Company.

RICHARD A. SMITH - 76 - Director since 1993. Chairman of the Company since 1993; Chairman and Chief Executive Officer of the Company from 1993 until October 2000; President of the Company from 1993 until November 1995; Chairman of Harcourt General, Inc. ("Harcourt General") and of The Neiman Marcus Group, Inc., ("NMG"); Chief Executive Officer of Harcourt General (until November 1999) and of NMG (until December 1998) and since January 15, 1997 and prior to December 1991; Director of NMG. Mr. Smith is the father-in-law of John G. Berylson, Senior Vice President and former Chief Investment Officer of the Company.

PETER C. READ - 64 - Director since 1994. Currently active in consulting, venture capital and civic and charitable matters; Executive Vice President of The First National Bank of Boston until his retirement in September 1992; Director of Granite State Bank.

FRANCIS E. SUTHERBY - 68 - Director since 1993. Partner of Deloitte & Touche LLP, the independent auditors of the Company, from 1968 until his retirement in May 1992.



                               EXECUTIVE OFFICERS

Below are the name, age and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

G. GAIL EDWARDS - 45 - President, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company since October 2000; Vice President, Chief Financial Officer and Treasurer of the Company from July 1996 to October 2000; Vice President and Treasurer of Delaware North Companies, Incorporated, a private holding company, prior thereto.

FRANK T. STRYJEWSKI - 44 - President and Chief Operating Officer of General Cinema Theatres Inc. since September 1999. Executive Vice President and Chief Operating Officer from November 1998 to September 1999. Senior Vice President, operations from 1996 to November 1998; Senior Vice President of Operations for the South Division of AMC Entertainment, Inc. from 1994 to 1996.

JOHN G. BERYLSON - 47 - Senior Vice President and Chief Investment Officer of the Company since 1993 until October 10, 2000; Managing Director of Advent International Financial Services, a venture capital and financial services firm, prior thereto. Mr. Berylson is the son-in-law of Richard A. Smith, Chairman of the Company.

PHILIP J. SZABLA - 46 - Vice President, General Counsel and Secretary of the Company since December 1996; Member of the law firm of Albrecht, Maguire, Heffern & Gregg, P.C. prior thereto.

LOUIS E. CASAVANT - 45 - Vice President and Corporate Controller of the Company since December 1998 and Corporate Controller prior thereto; Controller of Finast Supermarkets from 1994 to 1997; Controller of Childcraft, Inc. from 1992 to 1994.

ITEM 11.   EXECUTIVE COMPENSATION

                           Summary Compensation Table

     The following table provides information on the compensation provided for services rendered to the Company during fiscal 2000, 1999 and 1998 by the Company's Chief Executive Officer, President, Chief Operating Officer, and the other executive officers of the Company at the end of fiscal 2000.

                                                 Annual Compensation                 Long Term Compensation
                                      ------------------------------------  ----------------------------------------
                                                                                        Awards              Payouts
                                                                            -----------------------------  ---------
                                                                 Other       Restricted      Securities
                                                                 Annual        Stock         Underlying      LTIP        All Other
   Name and Principal        Fiscal    Salary     Bonus       Compensation     Awards       Options/SARs    Payouts    Compensation
        Position              Year       ($)      ($)(2)         ($)(3)        ($)(4)            (#)         ($)(5)       ($)(6)
------------------------     ------   --------   --------     ------------  -----------     ------------    --------    ------------
Richard A. Smith,             2000          --         --           --              --             --             --             --
Chairman (President           1999          --         --           --              --             --             --             --
until November                1998          --         --           --              --             --             --             --
1995 and Chief
Executive Officer
until October 10, 2000)(1)


Robert A. Smith               2000          --         --           --              --             --             --             --
President and Chief           1999          --         --           --              --             --             --             --
Operating Officer until       1998          --         --           --              --             --             --             --
October 10, 2000(1)


G. Gail Edwards               2000    $327,500   $175,000     $350,000(7)           --         16,000             --       $131,310
President, Chief Operating    1999    $270,000   $162,000           --              --          3,553             --       $ 13,753
Officer, Chief Financial      1998    $270,000   $135,000           --              --          3,992             --       $ 11,114
Officer and Treasurer


Frank T. Stryjewski           2000    $300,000   $ 60,000           --              --         16,000             --       $ 12,442
President of General          1999    $256,538         --     $100,000(8)           --          5,000             --       $  9,716
Cinema Theatres, Inc.         1998    $250,000   $ 15,750           --              --          1,070             --       $  8,841


John G. Berylson              2000    $169,231         --     $435,558(10)  $  319,978             --     $2,559,468       $ 12,417
Senior Vice President and     1999    $369,337   $247,500           --              --          4,441     $1,536,749       $ 62,485
Chief Investment Officer      1998    $337,500   $168,750           --      $1,602,168          3,530     $  164,852       $ 21,722
until October 10, 2000(9)


Philip J. Szabla              2000    $236,346   $100,000     $250,000(11)          --          6,500             --       $ 66,176
Vice President and            1999    $205,000   $ 65,600           --              --          2,000             --       $  9,835
General Counsel               1998    $190,000   $ 76,000           --              --          1,647             --       $  5,771

(1) Harcourt General, Inc. ("Harcourt General") provided the services of Richard A. Smith as Chairman and Chief Executive Officer of the Company, and Robert A. Smith as President and Chief Operating Officer of the Company through October 10, 2000. The payment of fees to Harcourt General for these services is subject to the approval of the Special Review Committee, a committee of the Company's Board of Directors consisting solely of directors who are not affiliated with Harcourt General. Richard A. Smith and Robert A. Smith receive all of their cash and non-cash compensation from Harcourt General. Of the amounts paid by the Company to Harcourt General for fiscal 2000, 1999 and 1998, approximately $65,433, $210,048 and $228,416, respectively, were attributable to Richard A. Smith's services, and approximately $76,812, $244,985 and $227,488, respectively, were attributable to Robert A. Smith's services. The reduction in the amount paid in 2000 is as a result of an agreement with Harcourt General, which provided that no charges for the services of Richard or Robert Smith were incurred for services after April, 2000. These amounts include costs related to their base compensation, bonus and benefits, all of which are direct obligations of Harcourt General. Richard A. Smith resigned as Chief Executive Officer, and Robert A. Smith resigned as President and Chief Operating Officer on October 10, 2000.


(2) Bonus payments are reported with respect to the year in which the related services were performed.

(3) No disclosure regarding items included in this category is required unless the amount in any year exceeds the lesser of $50,000 or 10% of the annual salary and bonus for the named executive officer.

(4) Value is calculated by multiplying the number of shares awarded by the closing price of the Common Stock on the New York Stock Exchange on the last date of the fiscal quarter in which the related services were performed. In general, twenty percent of an award of restricted Common Stock are freed from the restrictions on transfer each year, commencing one year after the date of grant, provided that the recipient continues to be employed by the Company on the anniversary date of the grant. Holders of restricted stock are entitled to vote their restricted shares.

(5) The long term incentive plan ("LTIP") payout reported in this category with respect to Mr. Berylson for fiscal 2000 includes cash portions of Mr. Berylson's share of incentive pool payment relating to the Company's investment activity in accordance with the terms of the GCC Investments, Inc. Incentive Pool Plan (the "Pool Plan"). Of the Pool Plan awards, 70% is payable in cash in three equal installments over three years, and 30% is paid in restricted stock at the time of the award which vests over the succeeding five years. Mr. Berylson received $1,246,130, which is the second cash installment of a total $5,340,559 award relating to the initial public offering of Global TeleSystems, Inc. in fiscal 1998, plus interest of $97,207. Mr. Berylson also received $1,010,447 representing the first two installments of a total $1,729,289 award relating to the gain from the sale of PrimaCom plus interest of $12,471. Mr. Berylson received $37,750 representing the last installment due from the share exchange for GrandVision, plus interest of $6,575. Mr. Berylson received $126,902 plus interest of $21,986, representing the last installment of a $380,705 investment banking fee relating to the acquisition of international theatre assets, which fee is payable in cash in three equal installments over two years. In connection with the Global TeleSystems and PrimaCom awards, a total of 9,399 restricted shares were awarded in fiscal 2000, which had a value of $2.38 per share or $22,370 on October 31, 2000.

(6) The items accounted for in this category include the value of allocated ESOP shares, the cost to the Company of matching contributions under the Key Employee Deferred Compensation Plan and life insurance premiums. For fiscal 2000, such amounts for each of the named executive officers other than Richard
A. Smith and Robert A. Smith were, respectively, as follows: Mr. Berylson -- $0, $11,856 and $561; and Ms. Edwards -- $0, $13,583 and $1,141; Mr. Stryjewski --
$0, $11,389 and $1,053; and Mr. Szabla - $0, $8,337 and $825. In addition, pursuant to their agreements with the Company, Ms. Edwards and Mr. Szabla received payment in respect of their SERP benefit of $116,586 and $57,014, respectively. In August, 2000, the Company's Board of Directors terminated the Company's Key Employee Deferred Compensation Plan (the "Deferred Comp Plan") which allowed key executives to defer receipt of up to 15% of base salary annually. As a result, current participants received payment of their account balances as of August 31, 2000 as follows: Ms. Edwards - $198,099; Mr. Stryjewski - $104,346; Mr. Berylson - $578,848; and Mr. Szabla - $86,773. These amounts included employee contributions as follows: Ms. Edwards - $114,550; Mr. Stryhewski - $59,390; Mr. Berylson - $291,933; and Mr. Szabla - $54,954 with the remaining amount paid representing Company matching contributions of the current and prior years and interest earned on balances.

(7) Represents a retention payment pursuant to Ms. Edward's 1999 agreement with the Company.

(8) Represents a retention payment to Mr. Stryjewski upon his promotion to President of General Cinema Theatres, Inc. in September, 1999.

(9) Mr. Berylson resigned as Chief Investment Officer of the Company on October 10, 2000. He remains President of GCC Investments, Inc.

(10) Represents Mr. Berylson's share of management fees paid to Chestnut Hill Capital Partners under a management agreement with the Company. This management agreement was terminated on October 10, 2000.

(11) Represents a retention payment pursuant to Mr. Szabla's 1999 agreement with the Company.

                                  Pension Plans

     The Company maintains a funded, qualified pension plan known as the GC Companies, Inc. Retirement Plan (the "Retirement Plan"). Non-union employees of the Company who have reached the age of 21 and completed one year of service with 1,000 or more hours participate in the Retirement Plan, which pays benefits upon retirement or termination of employment by reason of disability. Benefits under the Retirement Plan become fully vested after five years of service with the Company.

     The Company also maintains a Supplemental Executive Retirement Plan (the "SERP"). The SERP is an unfunded, non-qualified plan under which benefits are paid to certain employees following their retirement from the Company from the Company's general assets to supplement Retirement Plan benefits. Employees with an annual base salary at least equal to a self adjusting minimum at the time of initial participation ($170,000 as of January 21, 2000) are eligible to participate in the SERP. Benefits under the SERP become fully vested after five years of service with the Company. Former Harcourt General employees who became employees of the Company have been given full credit under the SERP for their service with Harcourt General. At normal retirement age, a participant with 25 or more years of service is entitled to payments under the SERP sufficient to bring his or her combined annual benefit from the Retirement Plan and the SERP, up to 50% of the participant's highest 60 month average of annual pensionable earnings, less 60% of his or her estimated annual primary Social Security benefit. If the participant has fewer than 25 years of service or retired before age 62, the combined benefit is reduced. In computing the combined benefit, "pensionable earnings" means base salary, including any salary which may have been deferred.

     The following table shows the estimated annual pension benefits payable to employees in various compensation and years of service categories. The estimated benefits apply to an employee retiring at age 65 in 2000 who elects to receive his or her benefit in the form of a straight life annuity. These benefits include amounts attributable to both the Retirement Plan and the SERP, in aggregate, and exclude the impact of any retirement benefits that might be received from Social Security.

                 Estimated Aggregate Annual Retirement Benefits
                   Under the Retirement Plan and the SERP (1)

                                           Total Years of Service
   Average                  ---------------------------------------------------
  Pensionable                                                             25
   Earnings                    5         10         15         20       or more
--------------                 -         --         --         --       -------
  $100,000...............   $10,000   $ 20,000   $ 30,000   $ 40,000   $ 50,000
   200,000...............    20,000     40,000     60,000     80,000    100,000
   300,000...............    30,000     60,000     90,000    120,000    150,000
   400,000...............    40,000     80,000    120,000    160,000    200,000
   500,000...............    50,000    100,000    150,000    200,000    250,000

(1) The amounts actually payable will be lower than the amounts shown above, since the above amounts will be reduced by 60% of the participant's estimated Social Security benefit.

     The following table shows the pensionable earnings and credited years of service for the executive officers named in the Summary Compensation Table as of October 31, 2000 and years of service creditable at age 65. Credited service may not exceed 25 years for purpose of calculating retirement benefits under any of the Company's retirement plans. Richard A. Smith and Robert A. Smith do not participate in the Retirement Plan or the SERP.

                                Pensionable         Credited Years of Service
                                  Earnings          -------------------------
                               for Year Ended            at                 at
       Name                   October 31, 1999    October 31, 2000        Age 65
       ----                   ----------------    ----------------        ------
Ms. Edwards..............        $  327,500              6                  25
Mr. Stryjewski...........        $  300,000              4                  25
Mr. Berylson.............        $  168,631              7                  25
Mr. Szabla...............        $  236,346              4                  23

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of January 22, 2001 (except as noted in footnotes 4, 5 and 6 below) with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each executive officer named in the Summary Compensation Table,
(iii) each director of the Company, and (iv) all current executive officers and directors as a group.

                                                            Shares of Common
                                                                Stock
                  NAME AND ADDRESS                       Beneficially Owned
 of Beneficial Owner                                    Number        Percent
 -------------------                                  -----------   ----------
Smith Family Group(1)(2)(3) ....................       2,277,929       29.09%
  c/o Richard A. Smith
  GC Companies, Inc.
  27 Boylston Street
  Chestnut Hill, MA 02467
Richard A. Smith(2)(3) .........................       1,468,614       18.75%
  c/o GC Companies, Inc.
  27 Boylston Street
  Chestnut Hill, MA 02467
Nancy L. Marks(2)(3) ...........................       1,034,734       13.21%
  c/o GC Companies, Inc.
  27 Boylston Street
  Chestnut Hill, MA 02467
Gabelli Funds, Inc.(4) .........................       1,984,050       25.34%
  One Corporate Center
  Rye, NY 10580
The Baupost Group, L.L.C. (5) ..................         837,000       10.69%
  44 Brattle Street
  Cambridge, MA 02138
Dimensional Fund Advisors, Inc.(6) .............         453,900        5.80%
  1299 Ocean Avenue,
  11th Floor
  Santa Monica, CA 90401
Peter C. Read(7) ...............................           4,003           *
Francis E. Sutherby(7) .........................           3,527           *
John G. Berylson(1)(2)(3)(8) ...................         214,988        2.75%
G. Gail Edwards(1) .............................          11,318           *
Frank T. Stryjewski(1) .........................           7,484           *
Philip J. Szabla (1) ...........................           4,718           *
All current directors and officers as a group (8
  persons)(1)(2)(3)(7)(8)(9) ...................       1,716,382       21.92

----------
* Less than 1%

    (1) The number of shares of Common Stock reported in the table for the executive officers of the Company individually and as a group includes shares allocated to each executive officer's account under the Company's Employee Stock Ownership Plan ("ESOP"), as to which the officers share voting power with the trustee of the ESOP. The number of shares is as follows: John G. Berylson -- 55; G. Gail Edwards -- 30; Frank T. Stryjewski -- 42, Philip J. Szabla - 30, and all current executive officers as a group -- 187. Except as set forth in the preceding sentence or in the following footnotes, each stockholder referred to above has sole voting and investment power with respect to the shares listed. The number of shares reported in the table also includes shares of Common Stock subject to options exercisable within 60 days of January 22, 2001 as follows: John G. Berylson -- 12,491; G. Gail Edwards -- 11,288; Frank T. Stryjewski -- 7,442; Philip J. Szabla - 4,688; and all current executive officers as a group -- 37,609.

    (2) Certain of the shares included in the table have been counted more than once because of certain rules and regulations of the Securities and Exchange Commission ("SEC"). The total number of shares owned by, or for the benefit of, Richard A. Smith, Nancy L. Marks and members of their families is as shown for the "Smith Family Group". See Note 3. Mr. Smith and Mrs. Marks are "control" persons of the Company within the meaning of the rules and regulations of the SEC.

    (3) The Smith Family Group includes Richard A. Smith, Chairman of the Company; Nancy L. Marks, Richard A. Smith's sister; Robert A. Smith, former President and Chief Operating Officer of the Company and son of Richard A. Smith; John G. Berylson, President of GCC Investments, Inc., a subsidiary of the Company, who is Richard A. Smith's son-in-law; other members of their families; and various Smith family corporations, trusts and charitable foundations. Members of the Smith Family Group possess sole or shared voting power over all of the shares shown in the table as being beneficially owned by the Smith Family Group.

        Certain members of the Smith Family Group have filed a Schedule 13D dated December 15, 1993 (the "Smith Family Group 13D") with the SEC. The Smith Family Group 13D discloses that certain members of the Smith Family Group have executed the "Smith-Lurie/Marks Family Stockholders' Agreement Re GC Companies, Inc." dated December 15, 1993, as amended and supplemented (the "Stockholders' Agreement"). The Stockholders' Agreement imposes obligations on members of the Smith Family Group prior to disposing of their shares of Common Stock of the Company. According to the Smith Family Group 13D, not all of the shares of Common Stock owned beneficially by the members of the Smith Family Group are subject to the Stockholders' Agreement. Currently, 1,801,432 shares of Common Stock are subject to the terms of the Stockholders' Agreement.

    (4) The information reported is based on an amendment to Schedule 13D dated November 27, 2000 filed with the SEC by the Gabelli Funds, Inc. and its affiliates (collectively, the "Gabelli Affiliates"). The Gabelli Affiliates have sole investment power over 1,984,050 and sole voting power over 1,974,050 of such shares.

    (5) The information reported is based on a Schedule 13G dated December 11, 2000 filed with the SEC by The Baupost Group, L.L.C. and its affiliates (collectively, the "Baupost Affiliates"). The Baupost Affiliates have sole investment power and sole voting power over all such shares.

    (6) The information reported is based upon a Schedule 13G dated February 4, 2000 filed with the SEC by Dimensional Fund Advisors, Inc. ("Dimensional") and subsequent information provided by Dimensional to the Company. Dimensional has sole investment power and sole voting power over all of such shares.

    (7) Messrs. Read and Sutherby hold, respectively 3,503 and 3,527 Common Stock based units which are included in the table. These individuals do not have voting or dispositive power with respect to these Common Stock based units, which were received in lieu of the payment of directors' fees.

    (8) Includes 94,462 shares held by Mr. Berylson's wife, 2,219 shares held by Mr. Berylson's daughter, 16,000 shares held in an insurance trust for the benefit of Mr. Berylson's wife, 42,481 shares held by Mr. Berylson as a trustee, and 4,438 shares held as guardian for his children, as to which Mr. Berylson disclaims beneficial ownership. Also includes 42,401 shares of restricted stock over which Mr. Berylson has voting, but not investment power. Mr. Berylson, a member of the Smith Family Group, is the son-in-law of Richard A. Smith, Chairman of the Company.


                        Option Grants in Last Fiscal Year

    The following table provides information regarding options granted in November, 1999 under the Company's 1993 Equity Incentive Plan during the fiscal year ended October 31, 2000 to the executive officers named in the Summary Compensation Table.

                                                  Individual Grants(1)
                               ---------------------------------------------------------                Potential Realizable
                                                                                                           Value at Assumed
                                 Number of                                                                     Annual
                                Securities                                                              Rates of Stock Price
                                Underlying       % of Total                                               Appreciation for
                                  Options      Options Granted           Exercise or                       Option Term(3)
                                  Granted       to Employees             Base Price     Expiration      --------------------
        Name                      (#)(1)       in Fiscal Year             ($/Sh)(2)        Date          5%($)          10%($)
-------------------            -----------    ------------------        ------------   ------------    ----------     ---------
Richard A. Smith(4)......            --               --                       --             --             --             --
Robert A. Smith (4)......            --               --                       --             --             --             --
G. Gail Edwards..........        16,000             16.41%                 $28.75         11-19-09     $ 289,292      $1,483,469
Frank T. Stryjewski......        16,000             16.41%                 $28.75         11-19-09     $ 289,292      $1,483,469
John G. Berylson.........            --               --                       --             --             --             --
Philip J. Szabla.........         6,500              6.67%                 $28.75         11-19-09     $ 117,525      $  602,659

(1) No stock appreciation rights were granted to any named executive officer during fiscal 2000. The option grants listed are non-qualified stock options having a term of 10 years and one day; they become exercisable at the rate of 20% on each of the first five anniversary dates of the grant.

(2) The options reflected in this table were granted at not less than fair market value measured by the closing price of the Common Stock on the New York Stock Exchange on the date of grant.

(3) These potential realizable values are based on assumed rates of appreciation required by applicable regulations of the Securities and Exchange Commission. However, based upon the closing price of the Company's Common Stock on October 31, 2000, these options have no value.

(4) Richard A. Smith and Robert A. Smith did not participate in the Company's 1993 Equity Incentive Plan.


             Aggregated Option/SAR Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values

    The following table provides information regarding stock options exercised during fiscal 2000 and the number and value of stock options held at October 31, 2000 by the executive officers named in the Summary Compensation Table.

                                                                    Number of
                                                                   Securities
                                                                   Underlying             Value of
                                                                   Unexercised           Unexercised
                                                                  Options/SARs          In-the-Money
                                                                     (#)(3)              Options ($)
                                                                 -------------        --------------
                          Shares Acquired           Value         Exercisable/          Exercisable/
          Name            on Exercise(#)         Realized($)      Unexercisable       Unexercisable(1)
---------------------    ---------------       -------------     ------------------   ----------------
Richard A. Smith(2)..         --                   --                      --                 --
Robert A. Smith (2)..         --                   --                      --                 --
G. Gail Edwards......         --                   --           5,154 / 24,087           $0 / $0
Frank T. Stryjewski..         --                   --           6,228 / 17,842           $0 / $0
John G. Berylson.....         --                   --          10,337 / 6,7915           $0 / $0
Philip J. Szabla.....         --                   --           2,258 / 9,889            $0 / $0

(1) The value of unexercised in-the-money options is calculated by multiplying the number of underlying shares by the difference between the closing price of the Company's Common Stock on the New York Stock Exchange at October 31, 2000 ($2.38 per share) and the option exercise price for those shares. As a result of the decline in the Company's share price, none of the options currently outstanding has any value.

(2) Richard A. Smith and Robert A. Smith do not participate in the Company's 1993 Equity Incentive Plan.

(3) There are no outstanding SAR's.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                        Transactions Involving Management

G. Gail Edwards

         In June, 1996, the Company provided unsecured loans totaling $120,000 to Ms. Edwards, the Company's President, Chief Operating Officer, Chief Financial Officer and Treasurer. The loans bear interest at 5% per annum and are payable in annual principal installments equal to the lesser of $20,000 per year or 20% of Ms. Edwards' annual bonus. The loans had a principal balance of $40,000 on October 31, 2000 and are payable in full on or before December 31, 2002 or sooner if Ms. Edwards' employment is terminated for cause.

         Pursuant to an amended and restated agreement between Ms. Edwards and the Company, which is subject to Bankruptcy Court approval, Ms. Edwards may receive a retention payment of one times her base salary upon confirmation of the Company's plan of reorganization, which amount is payable 2/3 on confirmation of the plan of reorganization and 1/3 on October 31, 2001, unless confirmation occurs thereafter, in which case, payment will be on confirmation of the plan of reorganization. Ms. Edwards may also receive a performance payment equal to one times her base salary when the Company's plan of reorganization is effective, which amount is payable 1/3 on filing of the plan of reorganization and 2/3 on the effective date of the plan of reorganization. The performance payment will be reduced to 50% if the effective date of the Company's plan of reorganization occurs after November 15, 2001. In addition, in the event the Company enters into one or more defined major transactions, Ms. Edwards will be paid an incentive payment equal to one times her base salary which amount is payable in two installments over 6 months. Pursuant to the same agreement, Ms. Edwards shall receive a bonus payment equal to 50% of her base salary on October 31, 2001.

          In the event Ms. Edwards' employment is terminated other than for cause, total disability or death, or if Ms. Edwards voluntarily terminates her employment due to a reduction in duties following a change of control of the Company or if she is required to relocate out of the Boston area, she will receive termination benefits consisting of (1) severance payments equal to her then base salary for up to 18 months following such termination, which payments will be reduced by any amounts received by her from other employment beginning six months and ending 18 months following such termination (the severance payable during the first six months following termination is to be secured by an irrevocable letter of credit); (2) continuation of medical and dental insurance coverage during this 18 month period or until such earlier time as Ms. Edwards commences full time employment; (3) outplacement services; and (4) immediate vesting of all her stock options.

         For each of the five fiscal years commencing with fiscal year 1999 that Ms. Edwards is employed by the Company, she will receive credit for an additional year of supplemental pension service, and in lieu of payments due under the Company's Supplemental Executive Retirement Plan (the "SERP") for 2001 and each subsequent year, annual payments equal to the present value of the benefits payable under the SERP upon retirement, earned with respect to such year.

Frank T. Stryjewski

         Pursuant to an agreement between Mr. Stryjewski and the Company, the Company has agreed that, provided he remains employed in good standing, Mr. Stryjewski will receive a retention payment of 50% of his base salary on each of October 31, 2001 and October 31, 2002. In addition, in the event Mr. Stryjewski's employment is terminated other than for cause, total disability or death, or if Mr. Stryjewski voluntarily terminates his employment due to a reduction in duties following a change of control of the Company , or if he is required to relocate out of the Boston area, he will receive termination benefits consisting of (1) a continuation of his then current annual base salary for 18 months, reduced by any amounts earned from subsequent employment during this period; (2) continuation of medical and dental insurance coverage during this 18 month period or until such earlier time as Mr. Stryjewski commences full time employment; (3) outplacement services and (4) immediate vesting of all his stock options.

John G. Berylson

          Mr. Berylson is the President of GCC Investments, Inc., a subsidiary of the Company, and Senior Manager of Chestnut Hill Capital Partners, LLC (the "Manager") formed in 1999 to manage the Company's investment portfolio pursuant to a Management Agreement dated August 11, 1999. The Management Agreement between the Company and the Manager was terminated on October 10, 2000. Prior to the termination of the Management Agreement, Mr. Berylson received $435,558 of the fees paid by the Company to the Manager.

         Under the agreements with the Manager, capital contributions required for investments were made 99% by the Company and 1% by the Manager. The Company provided loans to each member of the Manager, including Mr. Berylson for these required capital contributions. Interest is payable at 8% annually. Principal is payable in full at the end of seven years, unless prepayments are required based upon the share of any investment gains payable to the Manager under these agreements. The note is secured by Mr. Berylson's interest in the Manager and any amounts due to him by the Company. The amount of the principal currently owed by Mr. Berylson under this note is $419,308.

Philip J. Szabla

         Pursuant to an amended and restated agreement between Mr. Szabla and the Company, which is subject to Bankruptcy Court approval, Mr. Szabla may receive a retention payment equal to one times his base salary upon confirmation of the Company's plan of reorganization, which amount is payable 2/3 on confirmation of the plan of reorganization and 1/3 on October 31, 2001, unless confirmation occurs thereafter, in which case, payment will be on confirmation of the plan of reorganization. Mr. Szabla may also receive a performance payment equal to one times his base salary when the Company's plan of reorganization is effective, which amount is payable 1/3 on filing of the plan of reorganization and 2/3 on the effective date of the plan of reorganization. The performance payment will to be reduced to 50% if the effective date of the Company's plan of reorganization occurs after November 15, 2001. In addition, in the event the Company enters into one or more defined major transactions, Mr. Szabla will be paid an incentive payment equal to one times his base salary which amount is payable in two installments over 6 months. Pursuant to the same agreement, Mr. Szabla shall receive a bonus payment equal to 40% of his base salary on October 31, 2001.


         In the event Mr. Szabla's employment is terminated other than for cause, total disability or death, or if Mr. Szabla voluntarily terminates his employment due to a reduction in duties following a change of control of the Company or if he is required to locate out of the Boston area, he will receive termination benefits consisting of: (1) severance payments equal to his then base salary for up to 18 months following such termination, which payments will be reduced by any amounts received by him from other employment beginning six months and ending 18 months following such termination. (the severance payable during the first six months following termination is to be secured by an irrevocable letter of credit); (2) continuation of medical and dental insurance coverage during this 18 month period or until such earlier time as Mr. Szabla commences full time employment; (3) outplacement services; and (4) immediate vesting of all his stock options.

         For each of the five fiscal years commencing with fiscal year 1999, Mr. Szabla will receive credit for an additional year of supplemental pension service, and in lieu of payments due under the Company's SERP for 2001 and each subsequent year, Mr. Szabla shall receive annual payments equal to the present value of the benefits payable under the SERP upon his retirement earned with respect to such year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a)(1) FINANCIAL STATEMENTS

The following financial statements are incorporated into Item 8 above:

    Consolidated Balance Sheets - October 31, 2000 and 1999.

    Consolidated Statements of Operations for the fiscal years ended October 31, 2000, 1999 and 1998.

    Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2000, 1999 and 1998.

    Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 2000, 1999 and 1998.

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

14(b) REPORTS ON FORM 8-K

The Company filed a Form 8-K on October 11, 2000, disclosing that the Company and certain of its domestic subsidiaries, including General Cinema Theatres, Inc., filed voluntary petition to reorganize their businesses under Chapter 11 of the U.S. Bankruptcy Code and certain subsidiaries petitioned to liquidate under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The 8-K filing did not include consolidated financial statements.

14(c) EXHIBITS

See Item 14(a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  JANUARY 29, 2001                GC COMPANIES, INC.

                                        By:  /s/ G. Gail Edwards
                                             -----------------------------------
                                             President, Chief Operating Officer
                                             and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.


           SIGNATURE                         TITLE                         DATE
           ---------                         -----                         ----

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER


/s/ G. Gail Edwards                    President, Chief                January 29, 2001
-------------------------------        Operating Officer
G. Gail Edwards                        Chief Financial
                                       Officer and
                                       Treasurer


/s/ Louis E. Casavant                  Vice President and              January 29, 2001
-------------------------------        Corporate Controller
Louis E. Casavant


DIRECTORS:


/s/ Richard A. Smith                                                   January 29, 2001
-------------------------------
Richard A. Smith


/s/ Peter C. Read                                                      January 29, 2001
-------------------------------
Peter C. Read


/s/ Francis E. Sutherby                                                January 29, 2001
-------------------------------
Francis E. Sutherby

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

10.26 Termination and Change of Control Agreement between GC Companies, Inc. and G. Gail Edwards dated as of September 1, 1999, incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

10.27 Limited Liability Company Agreement of GCC Investments, LLC dated as of August 11, 1999, incorporated herein by reference to Exhibit
            10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

10.28 Put Agreement between GC Companies, Inc. and Chestnut Hill Capital Partners, LLC dated as of August 11, 1999, incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

10.29 Management Agreement between Chestnut Hill Capital Partners, LLC and Chestnut Hill Re, Inc. dated August 11, 1999, incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

10.30 Debtor-in-Possession Credit Agreement, dated as of October 13, among GC Companies, Inc., General Electric Capital Corporation as DIP Administrative Agent and DIP Collateral Agent and Fleet National Bank as DIP Documentation Agent.

10.31* Amended and Restated Termination and Change of Control Agreement between GC Companies, Inc. and G. Gail Edwards, dated as of September 15, 2000 and first modification thereto.

10.32* Amended and Restated Termination and Change of Control Agreement between GC Companies, Inc. and Philip J. Szabla, dated as of September 15, 2000 and first modification thereto.

11.1        Statement regarding computation of per share earnings.

21.1        Subsidiaries of the Company.

23.1        Consent of Deloitte & Touche LLP.

-------------------

       *Exhibits filed pursuant to Item 14(c) of Form 10-K.