Form 10-Q
period 2001-01-31
GC COMPANIES INC
filed 2001-03-19
CIK 912295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended                 JANUARY 31, 2001
                           -----------------------------------------------------

     Commission File Number                      12360
                            ----------------------------------------------------


                               GC COMPANIES, INC.
--------------------------------------------------------------------------------
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

                                 (617) 264-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  [X]        NO  [ ]

As of March 15, 2001, there were outstanding 7,830,921 shares of the issuer's common stock, $0.01 par value.

                               GC COMPANIES, INC.
                            (DEBITOR-IN-POSSESSION)

                                    I N D E X

                                                                       PAGE
                                                                      NUMBER
Part I.        FINANCIAL INFORMATION

  Item 1.      Condensed Consolidated Balance Sheets as of
               January 31, 2001 and October 31, 2000                    1

               Condensed Consolidated Statements of Operations for
               the Three Months Ended January 31, 2001 and 2000         2

               Condensed Consolidated Statements of Cash Flows for
               the Three Months Ended January 31, 2001 and 2000         3

               Notes to Condensed Consolidated Financial Statements     4

  Item 2.      Management's Discussion and Analysis of Financial

               Condition and Results of Operations                     10

  Item 3.      Quantitative and Qualitative Disclosure About Market
               Risk                                                    15

Part II.       OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                        16

               Signatures                                              17

                               GC COMPANIES, INC.
                            (DEBITOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
                                                               January 31,
                                                                  2001        October 31,
                                                               (Unaudited)       2000
                                                               -----------       ----
ASSETS
Current assets:
  Cash and cash equivalents                                    $    14,183    $    12,946
  Marketable equity securities                                       2,416          5,361
  Current portion of notes receivable                                5,308          2,889
  Other current assets                                               4,601          5,014
                                                               -----------    -----------
    Total current assets                                            26,508         26,210

Property and equipment, net                                        100,823        104,081

Portfolio investments                                               67,605         68,158
Investment in international theatre affiliates                      39,110         40,419
Notes receivable                                                     2,193          4,431
Other assets                                                         8,640          8,040
                                                               -----------    -----------
                                                               $   244,879    $   251,339
                                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Debtor-in-possession financing                                $     4,736    $     7,874
 Trade payables                                                     20,449         24,553
 Other current liabilities                                          27,922         22,493
                                                               -----------    -----------
    Total current liabilities                                       53,107         54,920

Other long-term liabilities                                          1,320             --

Liabilities subject to compromise                                  185,261        185,283

Minority interest                                                      618            648

Commitments and contingencies                                           --             --

Shareholders' equity:
  Common stock                                                          78             78
  Additional paid-in capital                                       141,170        141,170
  Accumulated other comprehensive loss                              (2,784)          (160)
  Unearned compensation                                             (1,091)        (1,190)
  Retained deficit                                                (132,800)      (129,410)
                                                               -----------    -----------
     Total shareholders' equity                                      4,573         10,488
                                                               -----------    -----------
                                                               $   244,879    $   251,339
                                                               ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                            (DEBITOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands except for per share amounts)                      For The Three Months
                                                                   Ended January 31,
                                                                   -----------------
                                                                   2001          2000
Revenues:
  Admissions                                                   $    59,067    $    64,402
  Concessions                                                       24,451         28,613
  Other                                                              2,793          4,848
                                                               -----------    -----------
                                                                    86,311         97,863
Costs and expenses:
  Film rentals                                                      32,277         33,263
  Concessions                                                        4,464          5,603
  Theatre operations and administrative expenses                    42,316         56,278
  Depreciation and amortization                                      3,344          3,958
  Gain on disposition of theatre assets                                (30)          (587)
  Impairment and restructuring                                          --         (1,078)
  Reorganization items                                               3,152             --
  Corporate expenses                                                   419            751
                                                               -----------    -----------

Operating earnings (loss)                                              369           (325)
Equity losses in theatre affiliates                                 (1,506)          (798)
Investment (loss) income, net                                         (714)         4,863
Interest expense                                                    (1,539)          (559)
                                                               -----------    -----------

(Loss) earnings before income taxes                                 (3,390)         3,181
Income tax provision                                                    --         (1,272)
                                                               -----------    -----------

(Loss) earnings before cumulative effect of accounting change       (3,390)         1,909

Cumulative effect of accounting change, net of tax                      --         (2,806)
                                                               -----------    -----------
Net loss                                                       $    (3,390)   $      (897)
                                                               ===========    ===========

(Loss) earnings per share:
  Basic:
     (Loss) earnings before cumulative effect of
        accounting change                                      $     (0.44)   $      0.25
     Cumulative effect of accounting change                             --          (0.37)
                                                               -----------    -----------
     Net loss                                                  $     (0.44)         (0.12)
                                                               ===========    ===========
(Loss) earnings per share:
  Diluted:
     (Loss) earnings before cumulative effect of
        accounting change                                      $     (0.44)   $      0.25
     Cumulative effect of accounting change                             --          (0.37)
                                                               -----------    -----------
     Net loss                                                  $     (0.44)   $     (0.12)
                                                               ===========    ===========
Weighted average shares outstanding:
  Basic                                                              7,790          7,734
                                                               ===========    ===========
  Diluted                                                            7,790          7,735
                                                               ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                            (DEBITOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(In thousands)                                                    For the Three Months
                                                                    Ended January 31,
                                                                   2001          2000
                                                                   ----          ----
Cash flows from operating activities:
    Net loss                                                   $    (3,390)   $      (897)
    Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
          Depreciation and amortization                              3,344          3,958
          Equity losses in theatre affiliates                        1,506            798
          Realized gains on marketable equity securities and
            portfolio investments                                     (173)        (5,703)
          Equity losses in portfolio investments                       553             47
          Cumulative effect of accounting change                        --          2,806
          Gain on disposition of assets, impairment and
            restructuring                                              (30)        (1,665)
          Reorganization items                                       3,283             --
          Other non-cash activities                                  1,220            752
          Changes in assets and liabilities:
            Liabilities for early lease terminations                    --         (3,995)
            Trade payables                                          (4,104)        (5,108)
            Other assets and liabilities                             2,173        (24,782)
                                                               -----------    -----------
    Net cash provided (used) by operations before
            reorganization items                                     4,382        (33,789)
                                                               -----------    -----------

    Operating cash flows from reorganization items
            Interest income received                                   212             --
            Professional fees paid                                    (343)            --
            Personnel related costs paid                              (181)            --
                                                               -----------    -----------
       Net cash used by reorganization items                          (312)            --
                                                               -----------    -----------
    Net cash provided (used) by operating activities                 4,070        (33,789)
                                                               -----------    -----------

Cash flows from investing activities:
    Capital expenditures                                              (231)        (2,185)
    Proceeds from the disposition of theatre assets                     41          2,558
    Proceeds from sale of marketable equity securities                 577         34,863
    Purchase of portfolio investments                                   --        (23,350)
    Advances from international theatre affiliates                      --            493
    Other investing activities                                          33            779
                                                               -----------    -----------
    Net cash provided by investing activities                          420         13,158
                                                               -----------    -----------

Cash flows from financing activities:
    Increase (decrease) in revolving credit facility                    --         14,700
    Decrease in debtor-in-possession financing                      (3,138)            --
    Other financing activities                                        (115)           279
                                                               -----------    -----------
    Net cash (used) provided by financing activities                (3,253)        14,979
                                                               -----------    -----------

    Net increase (decrease) in cash and cash equivalents             1,237         (5,652)

Cash and cash equivalents at beginning of period                    12,946         11,106
                                                               -----------    -----------

Cash and cash equivalents at end of period                     $    14,183    $     5,454
                                                               ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid (received) during the period:
            Interest                                           $     1,315    $       455
            Income taxes                                                --             --
                                                               ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                            (DEBITOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements of GC Companies, Inc. (GCC or the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim period presented. Certain prior year amounts have been reclassified to conform to the current years' presentation. The Company's theatre business is seasonal in nature and the results of its investment operation is subject to a high degree of volatility, accordingly, the results of operations for this period historically have not been indicative of the results for the full year.

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


2.   LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to maintain compliance with debt covenants under the debtor-in-possession facility (the "DIP Facility"), the confirmation of a plan of reorganization by the Bankruptcy Court and the successful refinancing of certain financial obligations.

In order to address the continuing losses at its older theatres that had experienced substantial patronage declines due to competitive building against the Company's theatre locations, the Company closed 55 locations with 375 screens in the fourth quarter of 2000 and three theatres with ten screens in the first quarter of 2001. These closures will permit the ongoing losses associated with those theatres to be eliminated. The Bankruptcy Proceedings will allow the Company to incur a far lower cost to terminate these leases than would have been incurred had these leases been terminated outside of the Bankruptcy Proceedings because of the lease termination cost limitation provided for in Section 502(b)(6) of the Bankruptcy Code. The Company is negotiating with certain of its remaining landlords and is continuing to evaluate its remaining leases as part of its reorganization plan process. The Company has addressed its general and administrative costs, and these have already been reduced in part as a result of the downsizing of the number of theatres operated and other management initiatives. The Company completed all domestic theatre construction commitments prior to the Chapter 11 cases and has no remaining construction commitments to be financed.

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


3.   REORGANIZATION UNDER CHAPTER 11 AND LIABILITIES SUBJECT TO COMPROMISE

In the Chapter 11 cases, approximately $185.3 million of liabilities as of the Filing Date are subject to compromise under a plan of reorganization to be voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court (the "Reorganization Plan"). Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and a final determination of the allowable claim will be made by the Bankruptcy Court. These claims may also be subject to adjustment depending on the determination of the validity and the value of the security held in respect of certain claims. The ultimate amount and settlement terms for such liabilities are subject to the Reorganization Plan and, accordingly, are not presently determinable. The Company currently retains the exclusive right to file a plan of reorganization until May 9, 2001 and to solicit acceptance of a plan of reorganization until July 9, 2001, subject to any further extensions as approved by the Bankruptcy Court.

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

A lease termination reserve of approximately $33.4 million was outstanding at October 31, 2000. This reserve was established for theatres that were closed by the Company and had been operated by legal entities that filed for reorganization under Chapter 11. This reserve was based upon the Company's estimates of the landlords' Section 502(b)(6) Claim for these theatre locations, based upon the assumption that these leases will be rejected. The reserve may be subject to future adjustments, as previously discussed, based on claims filed by the landlords and Bankruptcy Court actions. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from additional leases which may be rejected in connection with the Bankruptcy Proceedings.

The activity during the three months ended January 31, 2001 in the reserve for lease terminations and restructure was as follows:


                                       Reserve for                 Reserve for
                                     Lease Termination              Personnel             Total
(In thousands)                            Costs                   Related Costs          Reserve
                                     -----------------            -------------          -------
Balance at October 31, 2000             $33,435                      $  940              $34,375

Cash payments                                --                        (185)                (185)

Additional reserves                         515                          75                  590
                                        -------                      ------              -------

Balance at January 31, 2001             $33,950                      $  830              $34,780
                                        =======                      ======              =======

During the first quarter of 2001, additional lease termination reserves of $ 0.5 million were recorded for theatre leases the Company anticipates will be rejected. In addition, the Company made payments of $0.2 million primarily for severance related costs.

The Company incurred and recorded in the first quarter the following expenses directly associated with the Bankruptcy Proceedings; professional fees of $2.8 million, lease termination charges of $0.2 million, the write-off of assets of $0.3 million and severance costs for personnel at the three theatres closed during the quarter of approximately $75,300. These charges were partially offset by interest income of $0.2 million earned by the Company on the cash accumulated and invested during the Bankruptcy Proceedings.

Certain claims against the Company in existence prior to the filing of petitions under Chapter 11 of the Bankruptcy Code are stayed while the Company operates its business as debtors-in-possession. These pre-petition claims are reflected in the condensed consolidated balance sheets as "Liabilities subject to compromise." During the first quarter of 2001, the liabilities subject to compromise did not change significantly.

Interest due and payable, as specified under the bank credit agreement, is also stayed during the bankruptcy. Interest due contractually and not paid during the first quarter of 2001 totaled $1.2 million. The Company has Bankruptcy Court approval to make monthly adequate protection payments which totaled approximately $1.0 million during the first quarter of 2001.

As part of the first day orders granted by the Bankruptcy Court, the Company is permitted to continue to operate its business in the ordinary course, which includes ongoing payments to vendors, employees, and others for any post-petition obligations. In addition, the Bankruptcy Court approved payment of all of the Company's pre-petition film liability claims, and certain other pre-petition amounts were also permitted to be paid such as sales and trust fund taxes and workers' compensation claims.


4.   MARKETABLE EQUITY SECURITIES AND PORTFOLIO INVESTMENTS


                                                                                                                 Change
                                                                                           Cumulative          in Pre-tax
                                                                                          Gross Pre-tax         Unrealized
                                                                             Aggregate     Unrealized            Holding
                                        Accounting             Percent of    Carrying        Holding          Gains (Losses)
Investment as of January 31, 2001       Designation             Ownership    Value(a)    Gains (Losses)(e)    for the Year(e)
---------------------------------       -----------             ---------    --------    -----------------    ---------------
(In thousands except percentages)
Marketable Equity Securities
  El Sitio, Inc.                     Available-for-sale(b)        3.8%       $ 2,185         $(2,913)            $(2,686)
  GrandVision SA                     Available-for-sale(b)        0.1%           149             102                 (16)
  MotherNature.com                   Available-for-sale(b)        4.5%            82               2                 161
                                                                             -------         -------             -------
Total marketable equity securities                                             2,416          (2,809)             (2,541)

Portfolio Investments
  American Capital Access               Equity Method(c)         23.8%        23,933              --                  --
  FleetCor (formerly Fuelman)           Equity Method(c)         38.1%        14,972              --                  --
  Vanguard                               Cost Method(d)          15.0%         8,000              --                  --
  VeloCom                                Cost Method(d)           3.9%        20,700              --                  --
                                                                             -------         -------             -------
Total portfolio investments                                                   67,605              --                  --
                                                                             -------         -------             -------

Total marketable equity securities
  and portfolio investments
                                                                             $70,021         $(2,809)            $(2,541)
                                                                             =======         =======             =======


(a) Carrying values for public portfolio investments were determined based on the share price of the securities traded on public markets as of the last business day of the period. The carrying values of the non-public portfolio investments were determined under either the equity or cost method of accounting, less impairment, if any.

(b) Unrealized gains or losses on securities classified as available-for-sale securities are recorded in the condensed consolidated balance sheets net of tax within the caption "Accumulated other comprehensive loss."

(c) These investments are in non-public companies and are accounted for on the equity method because the Company has a greater than 20% equity interest in each.

(d) These investments are in non-public companies and are accounted for on the cost method.

(e) Pre-tax unrealized holding gains and losses apply only to marketable equity securities.

On November 30, 2000, MotherNature.com's shareholders approved a plan of complete liquidation and dissolution. MotherNature.com is proceeding with the sale of all of its assets, and thereafter intends to make distributions of liquidation proceeds to its shareholders. Because of uncertainties as to the precise net realizable value of assets and the ultimate settlement amount of liabilities, it is impossible to predict with certainty the aggregate net values that will ultimately be distributed to shareholders. However, management believes based upon information available from MotherNature.com management, that the Company could, over time, receive proceeds from liquidation of approximately $1.00 per share. An initial distribution of liquidation proceeds of $0.6 million ($0.85 per share) was received by GCC in the first quarter of 2001. On December 15, 2000, MotherNature.com was delisted from the NASDAQ National Market, and the Company's stock is currently traded on the OTC Bulletin Board. In addition, on March 15, 2001, MotherNature.com filed Form 15 (Certification and Notice of Termination of Registration) with the Securities and Exchange Commission.

Investment (loss) income consisted of the following for the three months ended January 31:

(In thousands)                                         2001          2000
                                                       ----          ----

Interest and dividend income                          $  --         $   97

Realized gain on marketable equity securities and
portfolio investments                                    79          5,703

Equity losses in portfolio investments                 (553)           (47)

Management fee                                         (240)          (890)
                                                      -----         ------

Investment (loss) income, net                         $(714)        $4,863
                                                      =====         ======


5.   SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

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

(In thousands)

Three Months Ended January 31, 2001:        Domestic    International       Other          Segment                      Consolidated
                                            Theatres       Theatres       Operations        Totals        Adjustments      Totals
                                            --------       --------       ----------        ------        -----------      ------
Revenues:
     Admissions                             $ 59,067       $  8,046        $   --          $ 67,113        ($ 8,046)       $ 59,067
     Concessions                              24,451          2,233            --            26,684          (2,233)         24,451
     Other                                     2,793            913            --             3,706            (913)          2,793
                                            ---------------------------------------------------------------------------------------
Total revenues                                86,311         11,192            --            97,503         (11,192)         86,311
                                            ---------------------------------------------------------------------------------------
Earnings (loss) before taxes, interest,
depreciation and amortization                  7,253            455            (418)          7,290            (455)          6,835
Net investment income (loss)                    --              672            (714)            (42)           (672)           (714)
Earnings (loss) before income taxes            4,442         (2,281)         (5,567)         (3,406)             16          (3,390)

(In thousands)

Three Months Ended January 31, 2001:        Domestic    International       Other          Segment                      Consolidated
                                            Theatres       Theatres       Operations        Totals        Adjustments      Totals
                                            --------       --------       ----------        ------        -----------      ------
Revenues:
     Admissions                             $ 64,402       $ 11,384        $     --        $ 75,786        ($11,384)       $ 64,402
     Concessions                              28,613          3,656              --          32,269          (3,656)         28,613
     Other                                     4,848          1,178              --           6,026          (1,178)          4,848
                                            ---------------------------------------------------------------------------------------
Total revenues                                97,863         16,218              --         114,081         (16,218)         97,863
                                            ---------------------------------------------------------------------------------------
Earnings (loss) before taxes, interest,
depreciation and amortization                  2,892          2,470            (924)          4,438          (2,470)          1,968
Net investment income                             29             25           4,834           4,888             (25)          4,863
Earnings (loss) before income taxes              605           (674)          3,364           3,295            (114)          3,181


The Company's South American joint venture, Hoyts General Cinema South America ("HGCSA"), has a $28.0 million credit facility with two major financial institutions to fund its operations in Argentina, which is secured by a several guaranty of the joint venture's partners. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At January 31, 2001, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $14.0 million.

HGCSA has debt arrangements for a total of approximately $21.0 million in debt financings to fund its operations in Chile, which are secured by the several guaranty of the partners. The Company is liable for 50% of the outstanding exposure. At January 31, 2001, the Company's portion of the outstanding exposure under these facilities was approximately $10.4 million, which was comprised of $8.4 million of outstanding borrowings and $2.0 million of outstanding guarantees. In respect of these outstanding guarantees, the Company invested approximately $1.4 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at January 31, 2001. This certificate of deposit is included in other current assets in the condensed consolidated balance sheets.

6.   (LOSS) EARNINGS PER SHARE

The computation of basic and diluted (loss) earnings per share is shown below. Basic earnings per share excludes any dilutive effect of common stock equivalents.

                                                                            For The Three Months Ended
                                                                                    January 31,
                                                                                    -----------
(In thousands, except per share data)                                           2001           2000
                                                                                ----           ----
(Loss) earnings before cumulative effect of accounting change                  $(3,390)       $ 1,909
                                                                               -------        -------
Determination of shares:
    Weighted average number of common shares outstanding                         7,790          7,734
    Diluted effect of contingently returnable shares and shares
        issuable on exercise of stock options                                       --              1
                                                                               -------        -------
Weighted average common shares outstanding for diluted computation               7,790          7,735
                                                                               -------        -------
(Loss) earnings per share before cumulative effect of accounting change:
    Basic                                                                      $ (0.44)       $  0.25
    Diluted                                                                    $ (0.44)       $  0.25


7.   COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows for the three months ended January 31,:

(In thousands)                                              2001            2000
                                                            ----            ----
Net loss                                                  $ (3,390)       $   (897)
Unrealized (losses) gains on securities, net of tax         (2,624)         16,527
                                                          --------        --------

Ending balance                                            $ (6,014)       $ 15,630
                                                          --------        --------

                               GC COMPANIES, INC.
                            (DEBITOR-IN-POSSESSION)

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to maintain compliance with debt covenants under the debtor-in-possession credit facility (the "DIP Facility"), the confirmation of a plan of reorganization by the Bankruptcy Court and the successful refinancing of certain financial obligations.

In order to address the continuing losses at its older theatres that had experienced substantial patronage declines due to competitive building against the Company's theatre locations, the Company closed 55 locations with 375 screens in the fourth quarter of 2000 and three threatres with ten screens in the first quarter of 2001. These closures will permit the ongoing losses associated with those theatres to be eliminated. The Bankruptcy Proceedings will allow the Company to incur a far lower cost to terminate these leases than would have been incurred had these leases been terminated outside of the Bankruptcy Proceedings process because of the lease termination cost limitation contained in Section 502(b)(6) of the Bankruptcy Code. The Company is negotiating with certain of its remaining landlords and is continuing to evaluate its remaining leases as part of its reorganization plan process. The Company has addressed its general and administrative costs, and these have already been reduced in part as a result of the downsizing of the number of theatres operated and other management initiatives.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 VERSUS THE THREE MONTHS ENDED JANUARY 31,
2000

THEATRE REVENUES - Total revenues decreased 11.8% to $86.3 million for the three months ended January 31, 2001 from $97.9 million for the same period in 2000 primarily attributable to a 15.1% decrease in patronage partially offset by an 8.1% increase in average ticket price and a 0.4% increase in concession sales per patron. The decrease in patronage was mainly due to the Company operating fewer theatres during the first quarter compared to the same period last year. During 2000, the Company closed 64 theatres with 417 screens, of which 55 theatres with 375 screens were closed in the fourth quarter. The Company operated domestically 675 screens at 75 locations at January 31, 2001 compared to 1,041 screens at 134 locations at January 31, 2000. The increase in average ticket prices was due to the theatres closed in the fourth quarter of 2000 which had lower average ticket prices, moderate price increases during the summer of 2000 and the films shown in the first quarter of the current year appealed more to adult audiences. A growth in concessions sales per patron was principally attributable to the theatres closed during the fourth quarter of 2000 which had lower concession sales per person.

COSTS OF THEATRE OPERATIONS - Cost of theatre operations (film rentals, concessions, theatre operations and administrative expenses and depreciation and amortization) decreased $16.7 million to $82.4 million in 2001 from $99.1 million last year. As a percentage of total revenues, cost of theatre operations was 95.5% for the first quarter of 2001 compared to 101.3% for the same period in 2000. This decreased percentage of the cost of theatre operations to total revenues for the first three months of the current year compared to the same period in 2000 was primarily due to lower rent and rent related expenses, a decrease in theatre payroll costs, lower administrative costs and a decrease in other operating expenses. These decreases were partially offset by lower film margins.

IMPAIRMENT AND RESTRUCTURING - The Company recorded a gain of $1.1 million in the three months ended January 31, 2000, as a result of the settlement gain associated with the voluntary special retirement program offered by the Company in the fourth quarter of 1999. The gain was realized as a result of benefit payments made out of the Company's pension plan under the special retirement program.

REORGANIZATION ITEMS -- The Company incurred and recorded in the first quarter of 2001 the following expenses directly associated with the Bankruptcy
Proceedings: professional fees of $2.8 million, lease termination charges of $0.2 million, the write-off of assets of $0.3 million and severance costs for personnel at the three theatres closed during the quarter of approximately $75,300. These charges were partially offset by interest income of $0.2 million earned by the Company on the cash accumulated and invested during the Bankruptcy Proceedings.

CORPORATE EXPENSES - Corporate expenses decreased 44% to $0.4 million in 2001 from $0.8 million in 2000 primarily due to a reduction of expenses as a result of down sizing the number of theatres the Company operates and other management initiatives.

EQUITY LOSSES IN THEATRE AFFILIATES- The Company recorded equity losses in theatre affiliates of $1.5 million for the three months ended January 31, 2001 compared to $0.8 million for the same period in 2000. The increase in equity losses was primarily due to the Hoyts General Cinema South America ("HGCSA") joint venture. Revenues of the HGCSA venture decreased 5.7% to $11.2 million for the first quarter of 2001, versus $11.9 million for the same period in 2000 primarily due to a lower average ticket price. Ticket prices were lowered to attract patrons in response to an economic recession in Argentina. The net loss of HGCSA increased to approximately $2.3 million for the first quarter of 2001 compared to a net loss of $0.8 million for the same period last year. This increased loss was primarily due to a decrease in revenues, higher occupancy costs, an increase in administrative expenses and higher depreciation expense.

INVESTMENT (LOSS) INCOME, NET - The Company recorded an investment loss of $0.7 million in 2001 compared to investment income of $4.9 million in 2000. The Company's investment loss during the current quarter included equity losses in portfolio investments of $0.5 million and management expenses of approximately $0.2 million. In the first quarter of 2000, the Company recorded the realized pre-tax gain of $8.0 million on the sale of the remaining shares of PrimaCom, partially offset by performance based compensation of $2.3 million earned by certain former employees as a result of the sale of all the Company's holdings in PrimaCom, management expenses of $0.9 million and other gains of $0.1 million.

INTEREST EXPENSE - The Company's interest expense increased to $1.5 million for the three months ended January 31, 2001 compared to $0.6 million in 2000 mainly due to increased borrowings outstanding during the quarter under the bank credit facility and interest on the DIP Facility.

INCOME TAX EXPENSE - The Company recorded no income tax benefit in the first quarter of 2001 due to the uncertainty surrounding the recoverability of such losses.

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

                               GC COMPANIES, INC.
                            (DEBITOR-IN-POSSESSION)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

                                 ---------------


On October 11, 2000, the Company and certain of its subsidiaries filed a petition to reorganize under Chapter 11, which will affect the Company's liquidity and capital resources in 2001. As a result, substantially all of the Company's pre-petition debts, obligations and guarantees as of this date are stayed from collection or action by creditors and, with the exception of the payment of pre-petition obligations to film distributors as approved by the Bankruptcy Court; no payments have been made to date with respect to these pre-petition claims. The Company is operating its domestic theatre business in the ordinary course and is paying all post-petition debts and liabilities on normal terms as they become due. In order to finance the Company's operations and its obligations to pay adequate protection payments to secured creditors of the Company and certain of its subsidiaries, the Company has entered into a DIP Facility in the amount of $45.0 million. The Company completed all domestic theatre construction project commitments prior to the Chapter 11 filing and has no remaining construction commitments to be financed. The DIP Facility is available to the Company through the earlier of emergence from Chapter 11 or October 13, 2001. It is management's belief that along with estimated cash flow from operations, this DIP Facility amount is sufficient to fund its operations through October 13, 2001. The DIP Facility restricts the sale of certain investment assets, without DIP Lender approval.

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

The Company has significant lease commitments. Lease payments totaled $82.4 million in 2000 and minimum lease payments are anticipated to approximate $60.3 million in 2001. The decrease in minimum lease payments is primarily due to the theatres closed in 2000.

During the first quarter of 2001, the Company closed three theatres with 10 screens. The Company made cash payments of $0.2 million for personnel related costs associated with the theatres closed during the first quarter of 2001.

For the three months ended January 31, 2001, the Company made capital expenditures of $0.2 million for leasehold improvements, furniture and equipment purchases as well as information services related projects. Domestic capital expenditures are expected to approximate $3.0 million in 2001.

INTERNATIONAL THEATRES - During the first quarter of 2001, the Company opened two theatres with 17 screens in Argentina through its South American joint venture. The joint venture in South America, HGCSA, anticipates opening an additional theatre with 10 screens by the end of 2001. Future advances may be required of the partners under the South American joint venture agreement, if sufficient bank financing is not available.

HGCSA has a $28.0 million credit facility with two major financial institutions to fund its operations in Argentina, which is secured by the several guaranty of the joint venture's partners. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At January 31, 2001, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $14.0 million.

HGCSA has debt arrangements for a total of approximately $21.0 million with financial institutions to fund its operations in Chile, which is secured by the several guaranty of the joint venture's partners. The Company is liable for 50% of the outstanding borrowings. At January 31, 2001, the Company's portion of the outstanding borrowings under these facilities that it guarantees was approximately $10.4 million, which was comprised of $8.4 million outstanding borrowings and $2.0 million of outstanding guarantees. In respect of these outstanding guarantees the Company invested approximately $1.4 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at January 31, 2001. This certificate of deposit is included in other current assets in the consolidated balance sheets.

INVESTMENT PORTFOLIO - At January 31, 2001, marketable equity securities were $2.4 million, a decrease of $2.9 million from the balance at October 31, 2000. The decrease in marketable securities during the first three months of 2001 was primarily due to a depreciation in value of El Sitio, Inc.

During the first quarter, the Company received an initial distribution of liquidation proceeds of $0.6 million on its holdings in MotherNature.com.

OTHER - In connection with the Company's Chapter 11 filing, the Company entered into a DIP Facility providing for up to $45.0 million of financing, available on a revolving basis, which was authorized by the Bankruptcy Court. In 2001, the Company made net principal payments of $3.1 million on the DIP Facility. The average interest rate for the period borrowings were outstanding was 11.5%. Proceeds of the DIP Facility may be utilized for expenditures approved by the DIP Facility lenders under an approved DIP Facility budget. As a condition to the DIP Facility, the Company has agreed to certain restrictions, which limit capital expenditures and which prevent the Company from: (a) borrowing additional funds other than through the DIP Facility; (b) entering into any new financial leasing transactions; (c) making any additional portfolio investments;
(d) making any distributions from the Company; and (e) making certain sales of portfolio investments without the consent of the DIP Facility lenders.

Given the restrictions contained in its DIP Facility, during the term of the DIP Facility, the Company (a) will not enter into any new domestic theatre lease commitments; (b) will not make new investments; and (c) may utilize in whole or in part, any net proceeds received from the future sales of assets to prepay the DIP Facility.

                               GC COMPANIES, INC.
                            (DEBITOR-IN-POSSESSION)

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

The domestic motion picture exhibition segment is subject primarily to interest rate risks. As a result of the Company's Bankruptcy Proceedings, the Company entered into the DIP Facility. Net borrowings under the DIP Facility outstanding at January 31, 2001 were $4.7 million, carrying an interest rate of 11.5%. Prior to its Chapter 11 filing, the Company borrowed money under its bank credit facility to fund operating needs, and at January 31, 2001, the Company had outstanding borrowings of $44.6 million, carrying a variable interest rate, which was 10.5% on that date. The Company's exposure related to variable interest rates resides in the earnings and cash flow implications caused by changes in interest rates. However, a 100 basis point change in the variable rate of interest paid by the Company on its outstanding borrowings under its DIP Facility and bank credit facility would not have a significant impact on either the earnings or cash flows of the Company. As a result of the Chapter 11 filing by the Company, principal and interest payments may not be made on pre-petition debt (other than court approved adequate protection payments) until the plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court.

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

The Company's investment portfolio is primarily exposed to risks arising from changes in equity prices. Such portfolio has been segmented into two categories. The first category of investments held in the portfolio relate to those marketable equity securities classified as available-for-sale. Three investment holdings are classified herein at January 31, 2001: the Company's investments in El Sitio (NASDAQ:LCTO), an Internet provider of global and country-specific content targeting Spanish and Portuguese speaking people in Latin America; MotherNature.com (OTC Bulletin Board: MTHR), a Web-based retailer of vitamins, supplements and minerals; and GrandVision ("GPS"), an optical and photo retailer that is publicly-traded on the French Exchange under the symbol "GPS." El Sitio shares during the first quarter have traded as high as $3.38 and as low as $0.53. At January 31, 2001,the El Sitio shares closed at $1.50. MotherNature.com shares during the first quarter have traded as high as $0.94 and as low as $0.09. At January 31, 2001, the MotherNature.com shares closed at $0.12. During the quarter ended January 31, 2001, the GPS shares have traded as high as 23.24 euros and as low as 15.97 euros. As of January 31, 2001, GPS shares closed at
20.50 euros. Equity market fluctuations, without taking into account the impact of fluctuations in the euro vis-a-vis the US dollar, can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 20% fluctuation in the aggregate value of the available-for-sale securities would not be material to total assets.

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


                                     PART II


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  EXHIBITS.

               None.

          (b)  REPORTS ON FORM 8-K.

               The Company did not file any reports on Form 8-K during the quarter ended January 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


     GC COMPANIES, INC.


Date: March 19, 2001               /s/ G. Gail Edwards
                                   ---------------------------------------------
                                   G. Gail Edwards President, Chief Operating
                                   Officer, Chief Financial Officer and
                                   Treasurer

Date: March 19, 2001               /s/ Louis E. Casavant
                                   ---------------------------------------------
                                   Louis E. Casavant, Vice President and
                                   Corporate Controller