Form 10-Q
period 2001-04-30
GC COMPANIES INC
filed 2001-06-14
CIK 912295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended                  APRIL 30, 2001
                           --------------------------------------------------

     Commission File Number                  12360
                           --------------------------------------------------


                               GC COMPANIES, INC.
-------------------------------------------------------------------------------
                   DEBTOR-IN-POSSESSION AS OF OCTOBER 11, 2000
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                        04-3200876
----------------------------------------                ---------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

27 Boylston Street, Chestnut Hill, MA                         02467
(Address of principal executive offices)                    (Zip Code)


                                 (617) 264-8000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  [X]        NO  [ ]

As of June 8, 2001, there were outstanding 7,830,921 shares of the issuer's common stock, $0.01 par value.

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION

                                    I N D E X
                                    ---------

                                                                           PAGE
                                                                          NUMBER

Part I.    FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Balance Sheets as of

           April 30, 2001 and October 31, 2000                               1

           Condensed Consolidated Statements of Operations for
           the Three and Six Months Ended April 30, 2001 and 2000            2

           Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended April 30, 2001 and 2000                      3

           Notes to Condensed Consolidated Financial Statements              4

  Item 2.  Management's Discussion and Analysis of Financial

           Condition and Results of Operations                              11

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk        18

Part II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 19

           Signatures                                                       20

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
                                                   April 30,      October 31,
                                                     2001           2000
                                                  -----------     -----------
                                                  (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents                       $   9,440       $  12,946
  Marketable equity securities                        1,305           5,361
  Current portion of Mexico note receivable           6,425           2,889
  Other current assets                                4,601           5,014
                                                  ---------       ---------
    Total current assets                             21,771          26,210

Property and equipment, net                          97,898         104,081

Portfolio investments                                65,181          68,158
Investment in international theatre affiliates       38,962          40,419
Mexico note receivable                                   --           3,449
Other assets                                          9,769           9,022
                                                  ---------       ---------
                                                  $ 233,581       $ 251,339
                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Debtor-in-possession financing                   $   5,563       $   7,874
 Trade payables                                      18,819          24,553
 Other current liabilities                           28,421          22,493
                                                  ---------       ---------
    Total current liabilities                        52,803          54,920

Other long-term liabilities                           2,724              --

Liabilities subject to compromise                   182,630         185,283

Minority interest                                       585             648

Commitments and contingencies                            --              --

Shareholders' equity:

  Common stock                                           78              78
  Additional paid-in capital                        141,170         141,170
  Accumulated other comprehensive loss               (3,876)           (160)
  Unearned compensation                                (993)         (1,190)
  Accumulated deficit                              (141,540)       (129,410)
                                                  ---------       ---------
  Total shareholders' (deficit) equity               (5,161)         10,488
                                                  ---------       ---------
                                                  $ 233,581       $ 251,339
                                                  =========       =========


See Notes to Condensed Consolidated Financial Statements

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)


(In thousands except for per share amounts)           For The Three Months       For The Six Months
                                                         Ended April 30,           Ended April 30,
                                                     ----------------------    ----------------------
                                                       2001         2000         2001         2000
                                                     ---------    ---------    ---------    ---------
Revenues:
  Admissions                                         $  42,325    $  52,712    $ 101,392    $ 117,114
  Concessions                                           17,797       23,242       42,248       51,855
  Other                                                  1,864        3,359        4,657        8,207
                                                     ---------    ---------    ---------    ---------
                                                        61,986       79,313      148,297      177,176
Costs and expenses:
  Film rentals                                          19,813       25,903       52,090       59,166
  Concessions                                            3,292        3,759        7,756        9,362
  Theatre operations and administrative expenses        38,328       53,522       80,644      109,800
  Depreciation and amortization                          3,360        4,631        6,704        8,589
  (Gain) loss on disposition of theatre assets             (17)         284          (47)        (303)
  Gain on impairment and restructuring                      --       (2,352)          --       (3,430)
  Reorganization items                                   1,149           --        4,301           --
  Corporate expenses                                       653          685        1,072        1,436
                                                     ---------    ---------    ---------    ---------
Operating loss                                          (4,592)      (7,119)      (4,223)      (7,444)
Equity losses in theatre affiliates                       (233)        (590)      (1,739)      (1,388)
Investment (loss) income, net                           (2,544)      (1,335)      (3,258)       3,528
Interest expense                                        (1,372)        (915)      (2,911)      (1,474)
Non-operating gain (loss)                                    1          (50)           1          (50)
                                                     ---------    ---------    ---------    ---------
Loss before income taxes                                (8,740)     (10,009)     (12,130)      (6,828)
Income tax benefit                                          --        4,004           --        2,732
                                                     ---------    ---------    ---------    ---------

Loss before cumulative effect of accounting change   $  (8,740)   $  (6,005)   $ (12,130)   $  (4,096)
Cumulative effect of accounting change, net of tax          --           --           --       (2,806)
                                                     ---------    ---------    ---------    ---------
Net loss                                             $  (8,740)   $  (6,005)   $ (12,130)   $  (6,902)
                                                     =========    =========    =========    =========

Loss per share:
  Basic:
     Loss before cumulative effect of
        accounting change                            $   (1.12)   $   (0.77)   $   (1.56)   $   (0.53)
     Cumulative effect of accounting change                 --           --           --        (0.36)
                                                     ---------    ---------    ---------    ---------
     Net loss                                        $   (1.12)   $   (0.77)   $   (1.56)   $   (0.89)
                                                     =========    =========    =========    =========
Loss per share:
  Diluted:
     Loss before cumulative effect of
        accounting change                            $   (1.12)   $   (0.77)   $   (1.56)   $   (0.53)
     Cumulative effect of accounting change                 --           --           --        (0.36)
                                                     ---------    ---------    ---------    ---------
     Net loss                                        $   (1.12)   $   (0.77)   $   (1.56)   $   (0.89)
                                                     =========    =========    =========    =========
Weighted average shares outstanding:
  Basic                                                  7,803        7,753        7,797        7,744
                                                     =========    =========    =========    =========
  Diluted                                                7,803        7,753        7,797        7,744
                                                     =========    =========    =========    =========



See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC
                              DEBTOR-IN-POSSESSION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


(In thousands)                                            For the Six Months
                                                            Ended April 30,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Cash flows from operating activities:
  Net loss                                               $(12,130)   $ (6,902)
  Adjustments to reconcile net loss to net
  cash (used) provided by operating activities:
    Depreciation and amortization                           6,704       8,589
    Equity losses in theatre affiliates                     1,739       1,388
    Realized gains on marketable equity securities
      and portfolio investments                              (166)     (5,513)
    Equity losses in portfolio investments                  2,736         289
    Cumulative effect of accounting change                     --       2,806
    Gain on disposition of assets, impairment and
       restructuring                                          (47)     (3,683)
    Reorganization items                                    4,301          --
    Other non-cash activities                               2,724       1,545
    Changes in assets and liabilities:
      Liabilities for early lease terminations                 --      (6,683)
      Trade payables                                       (5,734)      7,874
      Other assets and liabilities                         (1,277)      2,339
                                                         --------    --------
  Net cash (used) provided by operating activities         (1,150)      2,049
                                                         --------    --------

Cash flows from investing activities:

  Capital expenditures                                       (680)    (45,421)
  Proceeds from the disposition of theatre assets              58       2,390
  Proceeds from sale of marketable equity securities          577      37,390
  Purchase of portfolio investments                            --     (24,350)
  Advances from international theatre affiliates               --       1,091
  Other investing activities                                  211         342
                                                         --------    --------
  Net cash provided (used) by investing activities            166     (28,558)
                                                         --------    --------
Cash flows from financing activities:
  Increase in bank credit facility                             --      31,600
  Decrease in debtor-in-possession financing               (2,311)         --
  Other financing activities                                 (211)        438
                                                         --------    --------
  Net cash (used) provided by financing activities         (2,522)     32,038
                                                         --------    --------
  Net (decrease) increase in cash and cash equivalents     (3,506)      5,529
Cash and cash equivalents at beginning of period           12,946      11,106
                                                         --------    --------
Cash and cash equivalents at end of period               $  9,440    $ 16,635
                                                         ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the period:
    Interest                                             $  2,483    $    954
    Income taxes                                               --          --


See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

In order to alleviate continuing cash flow losses at a number of theatre locations and the inability to reach appropriate resolution to the leases with the landlords at these locations and to restructure the Company's financial obligations, on October 11, 2000 (the "Filing Date"), GC Companies, Inc. and certain of its domestic subsidiaries voluntarily filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Chapter 11 cases"). Certain other subsidiaries of the Company, located in Georgia, Tennessee, Florida, Louisiana, and Rhode Island, filed petitions for relief under Chapter 7 of the United States Bankruptcy Code ("Chapter 7" or the "Chapter 7 cases"). The Chapter 11 cases and Chapter 7 cases are herein referred to as the "Bankruptcy Proceedings". The Company is presently operating its domestic theatre business and managing its investment assets as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court in the District of Delaware (the "Bankruptcy Court"). The Company's subsidiary which holds the Company's interest in its South American theatre joint venture did not file a petition for reorganization because there were no significant outstanding liabilities on the books of the subsidiary other than an intercompany payable to the Company. As a result, the Company's subsidiary which holds the Company's interest in the South American theatre joint venture is not subject to the jurisdiction of the Bankruptcy Court.

2. LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to maintain compliance with debt covenants under the debtor-in-possession facility (the "DIP Facility"), the confirmation of a plan of reorganization by the Bankruptcy Court and the successful refinancing of the bank credit facility, the operating lease facility and outstanding letters of credit.

In order to address the continuing losses at its older theatres that had experienced substantial patronage declines due to competitive building against the Company's theatre locations, the Company closed 55 locations with 375 screens in the fourth quarter of 2000 and six theatres with 23 screens in the first six months of 2001. These closures will permit the ongoing losses associated with those theatres to be eliminated. The Bankruptcy Proceedings will allow the Company to incur a far lower cost to terminate these leases than would have been incurred had these leases been terminated outside of the Bankruptcy Proceedings because of the lease termination cost limitation provided for in
Section 502(b)(6) of the Bankruptcy Code. The Company is negotiating with certain of its remaining landlords and is continuing to evaluate its remaining leases as part of its reorganization plan process. The Company has addressed its general and administrative costs, and these have already been reduced in part as a result of the downsizing of the number of theatres operated and other management initiatives. The Company completed all domestic theatre construction commitments prior to the Chapter 11 cases and has no remaining construction commitments to be financed.

As a result of the Bankruptcy Proceedings, substantially all of the Company's pre-petition indebtedness, obligations and guarantees are stayed from collection or action by creditors. No payments have been made to date with respect to pre-petition claims, with the exception of the payment of pre-petition obligations to film distributors as approved by the Bankruptcy Court and pre-petition obligations for leases assumed by the Company. The Company is operating its domestic theatre business in the ordinary course and is paying all post-petition debts and liabilities on normal terms as they become due. Pre-petition claims will be funded in accordance with the Company's plan of reorganization.

The Company received an additional extension from the Bankruptcy Court to file its own reorganization plan until July 11, 2001 and to solicit acceptance of the plan of reorganization until September 11, 2001. Management's objective is to have a plan of reorganization confirmed prior to the expiration of the DIP Facility on October 13, 2001 and believes that this timing is reasonably likely. Management believes that cash from operations along with exit financing, or asset sales proceeds, if required, will be available to provide sufficient liquidity to allow the Company to continue as a going concern. However, there can be no assurance of this. The Company is currently preparing a plan of reorganization for presentation to its creditors. Until such a plan of reorganization is confirmed by the Bankruptcy Court, there can be no assurance that the Company will emerge from these reorganization proceedings, and the effect of the terms and conditions of such a plan of reorganization on the Company's business cannot be determined.

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

The activity during the six months ended April 30, 2001 in the reserve for lease terminations and restructure was as follows:

                             Reserve for Lease  Reserve for Personnel   Total
(In thousands)               Termination Costs     Related Costs       Reserve
                             -----------------  ---------------------  -------
Balance at October 31, 2000      $ 33,435          $    940            $34,375

Cash payments                          --              (185)              (185)
Additional reserves                   515                75                590
                                 --------          --------            -------
Balance at January 31, 2001        33,950               830             34,780
                                 --------          --------            -------

Cash payments                          --          $   (202)           $  (202)
Additional reserves                    --                --                 --
                                 --------          --------            -------
Balance at April 30, 2001        $ 33,950          $    628            $34,578
                                 ========          ========            =======

During the first six months of 2001, additional lease termination reserves of $
0.5 million were recorded for theatre leases the Company anticipates will be rejected, and the Company made payments of $0.4 million primarily for severance related costs.

The Company recorded in the first six months of 2001 the following expenses directly associated with the Bankruptcy Proceedings: professional fees of $4.4 million, lease termination charges of $0.2 million, the write-off of certain assets of $0.3 million and severance costs for personnel at the six theatres closed during the first six months of this year of approximately $0.1 million. These charges were partially offset by an early lease termination credit of $0.4 million and interest income of $0.3 million earned by the Company on the cash accumulated and invested during the Bankruptcy Proceedings. Cash paid for professional reorganization fees for the first six months of the year totaled $2.5 million.

Certain claims against the Company in existence prior to the filing of petitions under Chapter 11 of the Bankruptcy Code are stayed while the Company operates its business as debtors-in-possession. These pre-petition claims are reflected in the condensed consolidated balance sheets as "Liabilities subject to compromise." During the first six months of 2001, the liabilities subject to compromise were reduced by approximately $2.7 million as the result of the payment of pre-petition obligations outstanding on leases assumed by the Company.

Interest due and payable, as specified under the bank credit agreement, is also stayed during the bankruptcy. Interest due contractually and not paid during the six months ended April 30, 2001 totaled $2.3 million. The Company has Bankruptcy Court approval to make monthly adequate protection payments which totaled approximately $1.9 million during the first six months of 2001.

As part of the first day orders granted by the Bankruptcy Court, the Company is permitted to continue to operate its business in the ordinary course, which includes ongoing payments to vendors, employees, and others for any post-petition obligations. In addition, the Bankruptcy Court approved payment of all of the Company's pre-petition film liability claims, and certain other pre-petition amounts were also permitted to be paid such as sales and trust fund taxes and workers' compensation claims. In addition, pre-petition obligations outstanding on leases assumed by the Company were paid during the second quarter.

4. MARKETABLE EQUITY SECURITIES AND PORTFOLIO INVESTMENTS

                                                                                                  Change in
                                                                                    Cumulative      Pre-tax       Change in
                                                                                       Gross      Unrealized       Pre-tax
                                                                                      Pre-tax      Holding       Unrealized
                                                                        Aggregate   Unrealized      Losses         Holding
                                          Accounting       Percent of   Carrying      Holding       for the    (Losses) Gains
Investment as of April 30, 2001           Designation      Ownership    Value(a)    (Losses)(e)    Quarter(e)  Year to Date(e)
-------------------------------      --------------------  ----------   ---------   -----------   -----------  ---------------
(In thousands except percentages)
Marketable Equity Securities

  El Sitio, Inc.                     Available-for-sale(b)    3.8%      $  1,093      $ (4,007)   $ (1,093)      $ (3,779)
  GrandVision SA                     Available-for-sale(b)    0.1%           141           102          --            (16)
  MotherNature.com                   Available-for-sale(b)    4.5%            71           (11)        (11)           150
                                                                        --------      --------    --------       --------
Total marketable equity securities                                         1,305        (3,916)     (1,104)        (3,645)
                                                                        --------      --------    --------       --------

Portfolio Investments
  FleetCor (a.k.a. Fuelman)            Equity Method(c)      38.1%        12,788            --          --             --
  American Capital Access              Cost Method(d)        15.3%        23,933            --          --             --
  Vanguard                             Cost Method(d)        15.0%         7,760            --          --             --
  VeloCom                              Cost Method(d)         3.2%        20,700            --          --             --
                                                                        --------      --------    --------       --------
Total portfolio investments                                               65,181            --          --             --
                                                                        --------      --------    --------       --------
Total marketable equity securities
  and portfolio investments                                             $ 66,486      $ (3,916)   $ (1,104)      $ (3,645)
                                                                        ========      ========    ========       ========


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

(c) This investment is in a non-public company and is accounted for on the equity method because the Company has a greater than 20% equity interest.

(d) These investments are in non-public companies and are accounted for on the cost method.

(e) Pre-tax unrealized holding gains and losses apply only to marketable equity securities.

On November 30, 2000, MotherNature.com's shareholders approved a plan of complete liquidation and dissolution. MotherNature.com is proceeding with the sale of all of its assets, and thereafter intends to make distributions of liquidation proceeds to its shareholders. Because of uncertainties as to the precise net realizable value of assets and the ultimate settlement amount of liabilities, it is impossible to predict with certainty the aggregate net values that will ultimately be distributed to shareholders. However, management believes based upon information available from MotherNature.com management, that the Company could, over time, receive proceeds from liquidation of approximately $0.7 million. An initial distribution of liquidation proceeds of $0.6 million was received by GCC in the first quarter of 2001 resulting in a pre-tax realized gain of $0.2 million. On December 15, 2000, MotherNature.com was delisted from the NASDAQ National Market, and the Company's stock is currently traded on the OTC Bulletin Board. In addition, on March 15, 2001, MotherNature.com filed Form 15 (Certification and Notice of Termination of Registration) with the Securities and Exchange Commission.

On February 28, 2001, American Capital Access ("ACA") raised $45.0 million of capital from three original and two new investor groups. GCC did not participate in this offering and, as a result, the Company's ownership interest decreased from approximately 24% to 15%. Since the Company's ownership interest has fallen below 20% and GCC can no longer exercise significant influence over the operations of ACA, the investment will now be accounted for under the cost method.

Investment (loss) income consisted of the following:

                                            Three Months Ended    Six Months Ended
                                                April 30,             April 30,
                                            ------------------    ------------------
(In thousands)                               2001       2000       2001       2000
                                            -------    -------    -------    -------
Interest and dividend income                $    --    $   109    $    --    $   206
Realized (loss) gain on marketable equity
securities and portfolio investments            (84)      (190)        (6)     5,513
Equity losses in portfolio investments       (2,183)      (242)    (2,736)      (289)
Management fee                                 (277)    (1,012)      (516)    (1,902)
                                            -------    -------    -------    -------
Investment (loss) income, net               $(2,544)   $(1,335)   $(3,258)   $ 3,528
                                            =======    =======    =======    =======


FleetCor (a.k.a. Fuelman) recently finalized its audited financial statements for the year ended December 31, 2000. After a review with its auditors, FleetCor recorded a non-recurring charge of approximately $6.1 million on its 2000 income statement. This charge primarily related to networking settlements on certain licensee customer accounts and additional reserves for doubtful accounts. Because of the lag in time for the equity method reporting of FleetCor's results, GCC's portion of this charge was reflected in its second quarter of 2001 results.

5.   SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision maker reviews the results of the businesses that make up the consolidated entity. The Company has identified three reportable segments: one segment is the domestic theatre operation (which encompass all theatres in the continental United States); the second segment includes the Company's joint venture in South America; and the final segment primarily includes all of the activity related to the investment portfolio business and corporate administration. This identification of segments emanates from management's recognition that its investing activity in a variety of non-theatre related activities is wholly separate from theatre operations, and its South American operations are new theatre ventures in markets that are completely dissimilar to the United States market. The other expenses segment primarily includes the regional and home office administration. The Company evaluates both domestic and international theatre performance and allocates resources based on earnings before interest, taxes, depreciation and amortization. Information concerning
(loss) earnings before income taxes has also been provided so as to aid in the reconciliation to the consolidated totals. The international theatre segment has been reported in this footnote as if it were a fully-consolidated subsidiary rather than under the equity method as it has been reported in the consolidated financial statements because the chief operating decision maker evaluates operations on this basis. The adjustment column is utilized to return the international theatre segment to the equity method and eliminate intercompany balances. Performance of the investment portfolio business is evaluated using the same measures as are seen in the consolidated financial statements.


(In thousands)
                                          Domestic   International    Other       Segment               Consolidated
Three Months Ended April 30, 2001:        Theatres      Theatres    Operations    Totals   Adjustments     Totals
                                          --------   -------------  ----------   --------  -----------  ------------

Revenues:
     Admissions                           $ 42,325      $ 13,431     $     --    $ 55,756    ($13,431)    $ 42,325
     Concessions                            17,797         3,622           --      21,419      (3,622)      17,797
     Other                                   1,864           777           --       2,641        (777)       1,864
                                          --------      --------     --------    --------    --------     --------
Total revenues                              61,986        17,830           --      79,816     (17,830)      61,986
                                          --------      --------     --------    --------    --------     --------
Earnings (loss) before taxes, interest,
depreciation and amortization                  553         3,611         (653)      3,511      (3,611)        (100)

Net investment income (loss)                    --           361       (2,544)     (2,183)       (361)      (2,544)
Earnings (loss) before income taxes         (3,569)           73       (5,989)     (9,485)        745       (8,740)
(In thousands)


                                          Domestic   International    Other       Segment               Consolidated
Three Months Ended April 30, 2000:        Theatres      Theatres    Operations    Totals   Adjustments     Totals
                                          --------   -------------  ----------   --------  -----------  ------------

Revenues:
     Admissions                           $ 52,712      $ 14,390     $     --    $ 67,102    ($14,390)    $ 52,712
     Concessions                            23,242         4,402           --      27,644      (4,402)      23,242
     Other                                   3,359           697           --       4,056        (697)       3,359
                                          --------      --------     --------    --------    --------     --------
Total revenues                              79,313        19,489           --      98,802     (19,489)      79,313
                                          --------      --------     --------    --------    --------     --------

Earnings (loss) before taxes, interest,
depreciation and amortization               (3,645)        4,787         (911)        231      (4,787)      (4,556)
Net investment income (loss)                    28            --       (1,363)     (1,335)         --       (1,335)
Earnings (loss) before income taxes         (6,228)         (405)      (3,081)     (9,714)       (295)     (10,009)



(In thousands)
                                          Domestic   International    Other       Segment               Consolidated
Six Months Ended April 30, 2001:          Theatres      Theatres    Operations    Totals   Adjustments     Totals
                                          --------   -------------  ----------   --------  -----------  ------------
Revenues:
     Admissions                          $ 101,392     $  21,477    $      --   $ 122,869   ($ 21,477)   $ 101,392
     Concessions                            42,248         5,855           --      48,103      (5,855)      42,248
     Other                                   4,657         1,690           --       6,347      (1,690)       4,657
                                         ---------     ---------    ---------   ---------   ---------    ---------
Total revenues                             148,297        29,022           --     177,319     (29,022)     148,297
                                         ---------     ---------    ---------   ---------   ---------    ---------
Earnings (loss) before taxes, interest,
depreciation and amortization                7,806         4,066       (1,071)     10,801      (4,066)       6,735
Net investment income (loss)                    --         1,033       (3,258)     (2,225)     (1,033)      (3,258)
Earnings (loss) before income taxes            873        (2,208)     (11,556)    (12,891)        761      (12,130)



(In thousands)
                                          Domestic   International    Other       Segment               Consolidated
Six Months Ended April 30, 2000:          Theatres      Theatres    Operations    Totals   Adjustments     Totals
                                          --------   -------------  ----------   --------  -----------  ------------
Revenues:
     Admissions                          $ 117,114     $  25,774    $      --   $ 142,888   ($ 25,774)   $ 117,114
     Concessions                            51,855         8,058           --      59,913      (8,058)      51,855
     Other                                   8,207         1,875           --      10,082      (1,875)       8,207
                                         ---------     ---------    ---------   ---------   ---------    ---------
Total revenues                             177,176        35,707           --     212,883     (35,707)     177,176

                                         ---------     ---------    ---------   ---------   ---------    ---------
Earnings (loss) before taxes, interest,
depreciation and amortization                 (752)        7,257       (1,836)      4,669      (7,257)      (2,588)
Net investment income (loss)                    57            25        3,471       3,553         (25)       3,528
Earnings (loss) before income taxes         (5,623)       (1,309)         283      (6,649)       (179)      (6,828)



The Company's South American joint venture, Hoyts General Cinema South America ("HGCSA"), has a $28.0 million credit facility with two major financial institutions to fund its operations in Argentina, which is secured by a several guaranty of the joint venture's partners. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At April 30, 2001, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $14.0 million.

HGCSA has debt arrangements for a total of approximately $19.8 million in debt financings to fund its operations in Chile, which are secured by the several guaranty of the partners. The Company is liable for 50% of the outstanding exposure. At April 30, 2001, the Company's portion of the outstanding exposure under these facilities was approximately $9.9 million, which was comprised of $8.1 million of outstanding borrowings and $1.8 million of outstanding guarantees. In respect of these outstanding guarantees, the Company invested approximately $1.2 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at April 30, 2001. This certificate of deposit is included in other current assets in the condensed consolidated balance sheets.

6. LOSS PER SHARE

The computation of basic and diluted loss per share is shown below. Basic loss per share excludes any dilutive effect of common stock equivalents. As a result of losses incurred by the Company, options to purchase 73,740 shares of stock in 2001 and 217,437 shares of stock in 2000 were not included in the computation of diluted loss per share in 2001 and 2000 as the effect on the calculation is anti-dilutive.

                                                                     For The Three Months     For The Six Months
                                                                        Ended April 30,         Ended April 30,
                                                                     --------------------    --------------------
(In thousands, except per share data)                                  2001        2000        2001        2000
                                                                     --------    --------    --------    --------
Loss before cumulative effect of accounting change                   $ (8,740)   $ (6,005)   $(12,130)   $ (4,096)
                                                                     --------    --------    --------    --------
Determination of shares:
    Weighted average number of common shares outstanding                7,803       7,753       7,797       7,744
    Diluted effect of contingently returnable shares and shares
        issuable on exercise of stock options                              --          --          --          --
                                                                     --------    --------    --------    --------
Weighted average common shares outstanding for diluted computation      7,803       7,753       7,797       7,744
                                                                     --------    --------    --------    --------
Loss per share before cumulative effect of accounting change:
    Basic                                                            $  (1.12)   $  (0.77)   $  (1.56)   $  (0.53)
    Diluted                                                          $  (1.12)   $  (0.77)   $  (1.56)   $  (0.53)



7. COMPREHENSIVE LOSS

The components of comprehensive loss is as follows:


                                              For the Three Months     For the Six Months
                                                 Ended April 30,         Ended April 30,
                                              --------------------    --------------------
(In thousands)                                  2001        2000        2001        2000
                                              --------    --------    --------    --------
Net loss                                      $ (8,740)   $ (6,005)   $(12,130)   $ (6,902)
Unrealized losses on securities, net of tax     (1,092)    (32,290)     (3,716)    (15,763)
Foreign currency translation adjustment             --      (1,086)         --      (1,086)
                                              --------    --------    --------    --------
Ending balance                                $ (9,832)   $(39,381)   $(15,846)   $(23,751)
                                              --------    --------    --------    --------



8. SUBSEQUENT EVENTS

On June 13, 2001, the Company announced that it signed a letter of intent with Onex Corporation and investment funds and accounts managed by Oaktree Capital Management, LLC providing for the acquisition by Onex and Oaktree of all of the equity of the reorganized Company pursuant to a plan of reorganization to be filed with the Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code.

Under the terms of the letter of intent, subject to Bankruptcy Court approval, Onex and Oaktree would invest $36.6 million of cash in the Company in exchange for 100% of the common stock of the reorganized Company. Certain creditors of the Company would receive: (i) portions of the Onex/Oaktree cash investment;
(ii) new promissory notes from the Company; and (iii) a portion of the proceeds from the liquidation of the Company's investment portfolio in certain publicly-traded and privately-held businesses. Existing holders of the Company's Common Stock may also receive a distribution of cash, but only if the net proceeds from the liquidation of the Company's investment portfolio exceed $90.0 million. If the plan of reorganization is confirmed by the Bankruptcy Court and implemented, all existing shares of the Company's Common Stock will be cancelled and will no longer represent an equity interest in the Company. The Special Committee of the Board of Directors has retained a customary fiduciary exception which will permit competing offers. As a result of this announcement, the New York Stock Exchange has suspended trading in the Company's shares and has applied to delist the Company's shares.

The commitment of Onex and Oaktree is subject to a number of conditions, including the completion of due diligence by Onex and Oaktree, the Company's successful arrangement of a new working capital credit facility, no material adverse changes pending consummation of the plan of reorganization, the Bankruptcy Court's approval of certain overbid/investor protection provisions and other customary terms and conditions. The parties expect to file a motion for approval of the overbid/investor protection provisions by June 21, 2001 and the plan of reorganization and accompanying disclosure statement by July 11, 2001. It is anticipated that the Bankruptcy Court will confirm the plan of reorganization by no later than October 31, 2001.

The Company, Onex and Oaktree expect that following the consummation of the transactions contemplated by the letter of intent, Onex and Oaktree will own 100% of the reorganized Company's equity (other than any equity reserved for management incentive plans), and Onex will control the reorganized Company's Board of Directors.

With respect to the foregoing, forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements; however, the foregoing description of subsequent events also contains other forward-looking statements. GC Companies cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the ability of the Company to arrange for a new working capital credit facility; the overall viability of the Company's long-term operational reorganization and financial restructuring plan; the involvement of our secured and unsecured creditors in the Chapter 11 proceedings; the ability of the Company, Onex and Oaktree to negotiate definitive documentation for the transactions; the bankruptcy court approval of the proposed plan of reorganization and the related Onex/Oaktree investment and numerous other approvals incident to our operations in Chapter 11 and the Company's ultimate reorganization; competitive pressure in GC Companies' market; dependence upon motion picture productions and performance; the ability to achieve planned openings or closings of theatres and screens; seasonality; business conditions in the movie industry and other complementary markets; general economic conditions and the risk factors detailed from time to time in GC Companies' periodic reports and registration statements filed with the Securities and Exchange Commission, including GC Companies' Annual Report on Form 10K for the year ended October 31, 2000. By making these forward-looking statements, GC Companies does not undertake to update them in any manner except as may be required by GC Companies' disclosure obligations in filings it makes with the Securities and Exchange Commission under Federal securities laws.

In May, 2001, the Company received $6.4 million as payment in full on its Mexican note receivable.

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                    Overview

In order to alleviate continuing cash flow losses at a number of theatre locations and the inability to reach appropriate resolution to the leases with the landlords at these locations and to restructure the Company's financial obligations, on October 11, 2000 (the "Filing Date"), GC Companies, Inc. and certain of its domestic subsidiaries voluntarily filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Chapter 11 cases"). Certain other subsidiaries of the Company, located in Georgia, Tennessee, Florida, Louisiana, and Rhode Island, filed petitions for relief under Chapter 7 of the United States Bankruptcy Code ("Chapter 7" or the "Chapter 7 cases"). The Chapter 11 cases and Chapter 7 cases are herein referred to as the "Bankruptcy Proceedings". The Company is presently operating its domestic theatre business and managing its investment assets as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court in the District of Delaware (the "Bankruptcy Court"). The Company's subsidiary which holds the Company's interest in its South American theatre joint venture did not file a petition for reorganization because there were no significant outstanding liabilities on the books of the entity other than an intercompany payable to the Company. As a result, the Company's subsidiary which holds the Company's interest in the South American joint venture is not subject to the jurisdiction of the Bankruptcy Court. Management does not anticipate that the Company's Chapter 11 filing will have any impact on the South American joint venture's revenues.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to maintain compliance with debt covenants under the debtor-in-possession credit facility (the "DIP Facility"), the confirmation of a plan of reorganization by the Bankruptcy Court and the successful refinancing of the bank credit facility, the operating lease facility and outstanding letters of credit. At October 31, 2000, the Company had outstanding on its bank credit facility $44.6 million, outstanding letters of credit of $6.9 million as well as outstanding leaseholds and equipment operating lease obligations of approximately $111.0 million.

In order to address the continuing losses at its older theatres that had experienced substantial patronage declines due to competitive building against the Company's theatre locations, the Company closed 55 locations with 375 screens in the fourth quarter of 2000 and six theatres with 23 screens in the first six months of 2001. These closures will permit the ongoing losses associated with those theatres to be eliminated. The Bankruptcy Proceedings will allow the Company to incur a far lower cost to terminate these leases than would have been incurred had these leases been terminated outside of the Bankruptcy Proceedings process because of the lease termination cost limitation contained in Section 502(b)(6) of the Bankruptcy Code. The Company is negotiating with certain of its remaining landlords and is continuing to evaluate its remaining leases as part of its reorganization plan process. The Company has addressed its general and administrative costs, and these have already been reduced in part as a result of the downsizing of the number of theatres operated and other management initiatives.

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

The Company received an additional extension from the bankruptcy court to file its own reorganization plan until July 11, 2001 and to solicit acceptance of the plan of reorganization until September 11, 2001. Management's objective is to have a plan of reorganization confirmed prior to the expiration of the DIP Facility on October 13, 2001 and believes that this timing is reasonably likely. Management believes that cash from operations along with exit financing, or asset sales proceeds, if required, will be available to provide sufficient liquidity to allow the Company to continue as a going concern. However, there can be no assurance of this. The Company is currently preparing a plan of reorganization for presentation to its creditors. Until such a plan of reorganization is confirmed by the Bankruptcy

Court, there can be no assurance that the Company will emerge from these reorganization proceedings, and the effect of the terms and conditions of such a plan of reorganization on the Company's business cannot be determined.

                               Subsequent Events

On June 13, 2001, the Company announced that it signed a letter of intent with Onex Corporation and investment funds and accounts managed by Oaktree Capital Management, LLC providing for the acquisition by Onex and Oaktree of all of the equity of the reorganized Company pursuant to a plan of reorganization to be filed with the Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code.

Under the terms of the letter of intent, subject to Bankruptcy Court approval, Onex and Oaktree would invest $36.6 million of cash in the Company in exchange for 100% of the common stock of the reorganized Company. Certain creditors of the Company would receive: (i) portions of the Onex/Oaktree cash investment;
(ii) new promissory notes from the Company; and (iii) a portion of the proceeds from the liquidation of the Company's investment portfolio in certain publicly-traded and privately-held businesses. Existing holders of the Company's Common Stock may also receive a distribution of cash, but only if the net proceeds from the liquidation of the Company's investment portfolio exceed $90.0 million. If the plan of reorganization is confirmed by the Bankruptcy Court and implemented, all existing shares of the Company's Common Stock will be cancelled and will no longer represent an equity interest in the Company. The Special Committee of the Board of Directors has retained a customary fiduciary exception which will permit competing offers. As a result of this announcement, the New York Stock Exchange has suspended trading in the Company's shares and has applied to delist the Company's shares.

The commitment of Onex and Oaktree is subject to a number of conditions, including the completion of due diligence by Onex and Oaktree, the Company's successful arrangement of a new working capital credit facility, no material adverse changes pending consummation of the plan of reorganization, the Bankruptcy Court's approval of certain overbid/investor protection provisions and other customary terms and conditions. The parties expect to file a motion for approval of the overbid/investor protection provisions by June 21, 2001 and the plan of reorganization and accompanying disclosure statement by July 11, 2001. It is anticipated that the Bankruptcy Court will confirm the plan of reorganization by no later than October 31, 2001.

The Company, Onex and Oaktree expect that following the consummation of the transactions contemplated by the letter of intent, Onex and Oaktree will own 100% of the reorganized Company's equity (other than any equity reserved for management incentive plans), and Onex will control the reorganized Company's Board of Directors.

With respect to the foregoing, forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements; however, the foregoing description of subsequent events also contains other forward-looking statements. GC Companies cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the ability of the Company to arrange for a new working capital credit facility; the overall viability of the Company's long-term operational reorganization and financial restructuring plan; the involvement of our secured and unsecured creditors in the Chapter 11 proceedings; the ability of the Company, Onex and Oaktree to negotiate definitive documentation for the transactions; the bankruptcy court approval of the proposed plan of reorganization and the related Onex/Oaktree investment and numerous other approvals incident to our operations in Chapter 11 and the Company's ultimate reorganization; competitive pressure in GC Companies' market; dependence upon motion picture productions and performance; the ability to achieve planned openings or closings of theatres and screens; seasonality; business conditions in the movie industry and other complementary markets; general economic conditions and the risk factors detailed from time to time in GC Companies' periodic reports and registration statements filed with the Securities and Exchange Commission, including GC Companies' Annual Report on Form 10K for the year ended October 31, 2000. By making these forward-looking statements, GC Companies does not undertake to update them in any manner except as may be required by GC Companies' disclosure obligations in filings it makes with the Securities and Exchange Commission under Federal securities laws.

In May 2001, the Company received $6.4 million as payment in full on its Mexican note receivable.

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

The results contemplated by the Company's forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, the ability of the Company to continue to be in compliance with the terms of the DIP Facility, the terms and conditions that may be required by the Company's financial institutions and creditors in connection with its plan of reorganization, the Company's actual results of operations, the lack of strong film product, the impact of competition including its impact on patronage, a potential labor strike by the Screens Actors Guild, risks associated with international operations, market and other risks associated with the Company's investment activities and other factors described herein. Forward-looking statements related to the Bankruptcy Proceedings also involve known and unknown risks, uncertainties and other factors. In particular, the successful emergence of the debtors-in-possession from the Chapter 11 cases is subject to confirmation of a plan of reorganization.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2001 VERSUS THE THREE MONTHS ENDED APRIL 30, 2000

THEATRE REVENUES - Total revenues decreased 21.8% to $62.0 million for the three months ended April 30, 2001 from $79.3 million for the same period in 2000 primarily attributable to a 26.1% decrease in patronage partially offset by an 8.7% increase in average ticket price and a 3.6% increase in concession sales per patron. The decrease in patronage was mainly due to the Company operating fewer theatres during the second quarter of 2001 compared to the same period last year. During 2000, the Company closed 64 theatres with 417 screens, of which 55 theatres with 375 screens were closed in the fourth quarter. The Company operated domestically 682 screens at 74 locations at April 30, 2001 compared to 1,047 screens at 132 locations at April 30, 2000. The increase in average ticket prices was due to the theatres closed in the fourth quarter of 2000 which had lower average ticket prices, and moderate price increases during the summer of 2000. A growth in concessions sales per patron was principally attributable to the theatres closed during the fourth quarter of 2000, which had lower concession sales per person.

COSTS OF THEATRE OPERATIONS -- Cost of theatre operations (film rentals, concessions, theatre operations and administrative expenses and depreciation and amortization) decreased $23.0 million to $64.8 million in 2001 from $87.8 million last year. As a percentage of total revenues, cost of theatre operations was 104.5% for the second quarter of 2001 compared to 110.7% for the same period in 2000. This decreased percentage of the cost of theatre operations to total revenues for the second quarter of the current year compared to the same period in 2000 was primarily due to lower rent and rent related expenses, a decrease in theatre payroll costs, lower administrative costs and a decrease in other operating expenses.

IMPAIRMENT AND RESTRUCTURING -- The Company recorded a gain of $2.4 million in the three months ended April 30, 2000, as a result of the settlement gain associated with the voluntary special retirement program offered by the Company in the fourth quarter of 1999. The gain was realized as a result of benefit payments made out of the Company's pension plan under the special retirement program.

REORGANIZATION ITEMS -- The Company recorded in the second quarter of 2001 $1.6 million in professional fees, which were partially offset by an early lease termination credit of $0.4 million and interest income of $0.1 million earned by the Company on the cash accumulated and invested during the Bankruptcy Proceedings.

EQUITY LOSSES IN THEATRE AFFILIATES- The Company recorded equity losses in theatre affiliates of $0.2 million for the three months ended April 30, 2001 compared to $0.6 million for the same period in 2000. The decrease in equity losses was primarily due to a charge recorded in the second quarter of 2000 related to a permanent decline in value of the Company's Mexican theatre investment. The Hoyts General Cinema South America ("HGCSA") joint venture had revenues for the second quarter of $17.8 million, which was an increase of 17.7% over the same period in 2000. This increase in revenues was due to an increase in patronage in Argentina as a result of the three theatres with 25 screens that opened over the last year. The increased revenues of HGCSA resulted in pre-tax earnings of approximately $0.1 million for the second quarter of 2001.

INVESTMENT (LOSS) INCOME, NET -- The Company recorded an investment loss of $2.5 million in 2001 compared to an investment loss of $1.3 million for the same period in 2000. The Company's investment loss during the current quarter included equity losses in portfolio investments of $2.2 million and management expenses of approximately $0.3 million. In the second quarter of 2000, the investment loss was primarily due to management expense of $1.0 million and equity losses in portfolio investments of $0.2 million.

INTEREST EXPENSE -- The Company's interest expense increased to $1.4 million for the three months ended April 30, 2001 compared to $0.9 million for the same period in 2000 mainly due to increased borrowings outstanding during the quarter under the bank credit facility and interest on the DIP Facility.

INCOME TAX EXPENSE -- The Company recorded no income tax benefit in the second quarter of 2001 due to the uncertainty surrounding the realization of such benefits.

                              RESULTS OF OPERATIONS

SIX MONTHS ENDED APRIL 30, 2001 VERSUS THE SIX MONTHS ENDED APRIL 30, 2000

THEATRE REVENUES -- Total revenues decreased 16.3% to $148.3 million for the six months ended April 30, 2001 from $177.2 million for the same period in 2000 primarily attributable to a 20.0% decrease in patronage partially offset by an 8.2% increase in average ticket price and a 1.6% increase in concession sales per patron. The decrease in patronage was mainly due to the Company operating fewer theatres during the first six months of 2001 compared to the same period last year. During 2000, the Company closed 64 theatres with 417 screens, of which 55 theatres with 375 screens were closed in the fourth quarter. The Company operated domestically 682 screens at 74 locations at April 30, 2001 compared to 1,047 screens at 132 locations at April 30, 2000. The increase in average ticket prices was due to the theatres closed in the fourth quarter of 2000 which had lower average ticket prices, and moderate price increases during the summer of 2000. A growth in concessions sales per patron was principally attributable to the theatres closed during the fourth quarter of 2000, which had lower concession sales per person.

COSTS OF THEATRE OPERATIONS -- Cost of theatre operations (film rentals, concessions, theatre operations and administrative expenses and depreciation and amortization) for the six months ended April 30, 2001 decreased $39.7 million to $147.2 million in 2001 from $186.9 million last year. As a percentage of total revenues, cost of theatre operations was 99.3% for the first six months of 2001 compared to 105.5% for the same period in 2000. This decreased percentage of the cost of theatre operations to total revenues for the first six months of the current year compared to the same period in 2000 was primarily due to lower rent and rent related expenses, a decrease in theatre payroll costs, lower administrative costs and a decrease in other operating expenses. These decreases were partially offset by lower film margins.

IMPAIRMENT AND RESTRUCTURING -- The Company recorded a gain of $3.4 million in the six months ended April 30, 2000, as a result of the settlement gain associated with the voluntary special retirement program offered by the Company in the first six months of 1999. The gain was realized as a result of benefit payments made out of the Company's pension plan under the special retirement program.

REORGANIZATION ITEMS -- The Company recorded in the first six months of 2001 the following expenses directly associated with the Bankruptcy Proceedings: professional fees of $4.4 million, lease termination charges of $0.2 million, the write-off of certain assets of $0.3 million and severance costs for personnel at the six theatres closed during the current year of approximately $0.1 million. These charges were partially offset by an early lease termination credit of $0.4 million and interest income of $0.3 million earned by the Company on the cash accumulated and invested during the Bankruptcy Proceedings.

CORPORATE EXPENSES -- Corporate expenses decreased 25.3% to $1.1 million in 2001 from $1.4 million in 2000 primarily due to a reduction of expenses as a result of down sizing the number of theatres the Company operates and other management initiatives.

EQUITY LOSSES IN THEATRE AFFILIATES -- The Company recorded equity losses in theatre affiliates of $1.7 million for the six months ended April 30, 2001 compared to $1.4 million for the same period last year. The increase in the equity losses was primarily due to the Hoyts General Cinema South America ("HGCSA") joint venture. Revenues of the HGCSA joint venture increased 7.4% as a result of increased patronage because of additional theatres operating during the first six months of 2001 compared to the same period last year. The increased patronage was partially offset by a lower average ticket price, which resulted from a discounting of ticket prices to attract patrons in response to a weak economy in Argentina. The pre-tax loss of HGCSA increased to $2.3 million for the six months ended April 30, 2001 compared to a loss of $0.4 million for the same period last year. The increased loss is primarily due to higher depreciation expense, interest expense and lower film margins.

INVESTMENT (LOSS) INCOME, NET -- The Company recorded an investment loss of $3.3 million in 2001 compared to investment income of $3.5 million for the same period in 2000. The Company's investment loss during the first six months of 2001included equity losses in portfolio investments of $2.8 million and management expenses of approximately $0.5 million. In the first six months of 2000, the Company recorded the realized pre-tax gain of $8.0 million on the sale of the remaining shares of PrimaCom, partially offset by performance based compensation of $2.7 million earned by certain current and former employees as a result of the sale of all the Company's holdings in PrimaCom, management expenses of $1.9 million and other gains of $0.1 million.

INTEREST EXPENSE -- The Company's interest expense increased to $2.9 million for the six months ended April 30, 2001 compared to $1.5 million in 2000 mainly due to increased borrowings outstanding during the first six months of 2001 under the bank credit facility and interest on the DIP Facility.

INCOME TAX EXPENSE -- The Company recorded no income tax benefit in the first six months of 2001 due to the uncertainty surrounding the realization of such benefits.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX -- In the first quarter of 2000, the Company adopted Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activity." SOP 98-5 requires start-up activities to be expensed when incurred. The Company's practice had been to capitalize lease costs incurred prior to openings of theatres and amortize the costs under generally accepted accounting principles. The adoption of this new accounting pronouncement resulted in a one-time non-cash charge to the Company's statements of operations for the six months ended April 30, 2000 of $2.8 million (net of income tax benefit of $1.9 million) or $0.36 per diluted share.

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

                                 ---------------


On October 11, 2000, the Company and certain of its subsidiaries filed a petition to reorganize under Chapter 11, which will affect the Company's liquidity and capital resources in 2001. As a result, substantially all of the Company's pre-petition debts, obligations and guarantees as of this date are stayed from collection or action by creditors and, with the exception of the payment of pre-petition obligations to film distributors and pre-petition obligations on leases assumed by the Company as approved by the Bankruptcy Court, no payments have been made to date with respect to these pre-petition claims. The Company is operating its domestic theatre business in the ordinary course and is paying all post-petition debts and liabilities on normal terms as they become due. In order to finance the Company's operations and its obligations to pay adequate protection payments to secured creditors of the Company and certain of its subsidiaries, the Company has entered into a DIP Facility, which is held by three financial institutions that have previously done business with the Company, in the amount of $45.0 million. The Company completed all domestic theatre construction project commitments prior to the Chapter 11 filing and has no remaining construction commitments to be financed. The DIP Facility is available to the Company through the earlier of emergence from Chapter 11 or October 13, 2001. It is management's belief that along with estimated cash flow from operations, this DIP Facility amount is sufficient to fund its operations through October 13, 2001. The DIP Facility restricts the sale of certain investment assets, without DIP Lender approval.

In 2001, management anticipates that operating cash flow will substantially improve as a result of the non-performing theatres closed in 2000 and reductions made in administrative costs. In 2000, the Company closed 64 theatres with 417 screens. During the year, prior to closing, these theatres collectively generated a loss before interest, taxes, depreciation, amortization, dispositions of assets, restructuring, impairment and reorganization items of $10.6 million. As a result of these closings in 2000, the cash losses from these leases have been eliminated. General and administrative costs were reduced as part of the downsizing of the number of theatres operated and other management initiatives.

Cash paid for reorganization related items totaled $5.6 million for the first six months of 2001 and included the following items: professional fees of $2.5 million, assumed lease liabilities of $2.7 million, and personnel related costs of $0.4 million. These cash payments were offset by $0.3 million of interest earned on the cash accumulated and invested during the Bankruptcy Proceedings.

DOMESTIC THEATRES -- Virtually all of the GCC's revenues are collected in cash, principally through theatre admissions and concession sales. The Company has an operating "float" which partially finances its operations and allows the Company to operate on a negative working capital basis. This "float" exists because admissions and concessions revenues are typically received in cash, while film rentals and concessions costs are ordinarily paid to suppliers generally 14 to 30 days after the receipt of box office admissions and concessions revenues. Occasionally, the Company is required to make film advances to distributors. Significant changes to components of the Company's working capital will be discussed in the appropriate sections below. At April 30, 2001, the Company had cash and cash equivalents of $9.4 million.

The Company has significant lease commitments, and substantially all domestic leases of the Company are non-cancelable. Lease payments totaled $82.4 million in 2000 and minimum lease payments are anticipated to approximate $59.7 million in 2001. The decrease in minimum lease payments is primarily due to the theatres closed in 2000 and 2001.

During the first six months of 2001, the Company closed six theatres with 23 screens. The Company made cash payments of $0.2 million for personnel related costs associated with the theatres closed during the first six months of 2001.

For the six months ended April 30, 2001, the Company made capital expenditures of $0.7 million for leasehold improvements, furniture and equipment purchases as well as information services related projects. Domestic capital expenditures are expected to approximate $3.5 million in 2001. The amount of capital expenditures in 2001 will be significantly less than 2000 and previous years as the capital expenditures will primarily represent maintenance capital spending. The Company is not currently building new theatres and therefore will not be incurring capital expenditures relating to new construction in 2001. The Company opened five new theatres in 2000, with the last theatre opened in June, 2000. The construction costs of these five new theatres are the majority of the $61.5 million of capital expenditures in 2000.

Over the past year, several theatre exhibitors have filed for bankruptcy protection in the United States. As a result, certain older under performing theatres have been closed and new construction has been significantly reduced, which has led to a decrease in the number of screens operating in the United States. The Company cannot presently determine or reasonably estimate the extent of additional closings of theatre screens that could possibly occur in the United States, the markets to be directly impacted by the theatre screen closings and the affect this could possibly have on the Company's operations.

In addition, there is a possibility of the Screen Actors Guild entering into a labor strike with the film studios beginning in the early summer months of this year. The film studios were able to negotiate a labor agreement with the Writers Guild of America and therefore avoided a labor strike. Management does not anticipate any impact to the current summer film season. It is our understanding film studios have been aggressively working to complete future film projects in the event that a settlement were not reached and a strike were to occur. It is anticipated that if a strike were to occur that there would be an impact on the availability of future film product to theatre exhibitors beginning approximately 12 to 18 months after the commencement of such a strike. The degree of impact cannot be predicted because it would depend upon the length of the strike. Any strike would result in the film distributors prolonging the release of available films over a longer period of time. Therefore, the number and frequency of new film releases to the theatres could be diminished. A possible decrease in the number and frequency of new films would have a greater affect on large megaplexes. The Company cannot presently determine or reasonably estimate the potential impact a strike by the Screen Actors Guild would have on future operations.

INTERNATIONAL THEATRES -- During the six months ended April 30, 2001, the Company opened two theatres with 17 screens in Argentina through its South American joint venture. The joint venture in South America, HGCSA, anticipates opening an additional theatre with 10 screens by the end of 2001. Future advances may be required of the partners under the South American joint venture agreement, if sufficient bank financing is not available.

In 2001, the Company anticipates that approximately $5.0 million of capital advances could be required of the partners under the South American joint venture agreement to fund the completion of theatre construction in Argentina in 2001. The Company's portion of this capital advance would be $2.5 million and the source of the potential capital advance would be the Company's operations and the Company's debtor-in-possession financing.

HGCSA has a $28.0 million credit facility with two major financial institutions to fund its operations in Argentina, which is secured by the several guaranty of the joint venture's partners. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At April 30, 2001, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $14.0 million.

HGCSA has debt arrangements for a total of approximately $19.8 million with financial institutions to fund its operations in Chile, which is secured by the several guaranty of the joint venture's partners. The Company is liable for 50% of the outstanding borrowings. At April 30, 2001, the Company's portion of the outstanding borrowings under these facilities that it guarantees was approximately $9.9 million, which was comprised of $8.1 million outstanding borrowings and $1.8 million of outstanding guarantees. In respect of these outstanding guarantees the Company invested approximately $1.2 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at April 30, 2001. This certificate of deposit is included in other current assets in the consolidated balance sheets. At this time, the HGCSA debt facility guarantees have not been called, but if they were called and the Company is unable to meet the obligations under the guarantees of the HGCSA debt facilities, then the obligations would become unsecured claims of the Company and be resolved through its Bankruptcy Proceedings.

In May 2001, the Company received $6.4 million as payment in full on its Mexican note receivable.

INVESTMENT PORTFOLIO -- At April 30, 2001, marketable equity securities were $1.3 million, a decrease of $4.0 million from the balance at October 31, 2000. The decrease in marketable securities during the first six months of 2001 was primarily due to a decrease in value of the Company's El Sitio, Inc. shares.

During the first six months of 2001, the Company received an initial distribution of liquidation proceeds of $0.6 million on its holdings in MotherNature.com.

OTHER - In connection with the Company's Chapter 11 filing, the Company entered into a DIP Facility providing for up to $45.0 million of financing, available on a revolving basis, which was authorized by the Bankruptcy Court. In 2001, the Company made net principal payments of $3.1 million on the DIP Facility. The average interest rate for the first six months of 2001 was 10.95%. Proceeds of the DIP Facility may be utilized for expenditures approved by the DIP Facility lenders under an approved DIP Facility budget. As a condition to the DIP Facility, the Company has agreed to certain restrictions, which limit capital expenditures and which prevent the Company from: (a) borrowing additional funds other than through the DIP Facility; (b) entering into any new financial leasing transactions; (c) making any additional portfolio investments; (d) making any distributions from the Company; and (e) making certain sales of portfolio investments without the consent of the DIP Facility lenders.

Given the restrictions contained in its DIP Facility, during the term of the DIP Facility, the Company (a) will not enter into any new domestic theatre lease commitments; (b) will not make new investments; and (c) may utilize in whole or in part, any net proceeds received from the future sales of assets to prepay the DIP Facility.

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The domestic motion picture exhibition segment is subject primarily to interest rate risks. As a result of the Company's Bankruptcy Proceedings, the Company entered into the DIP Facility. Net borrowings outstanding under the DIP Facility at April 30, 2001 were $5.6 million, carrying an interest rate of 9.5%. Prior to its Chapter 11 filing, the Company borrowed money under its bank credit facility to fund operating needs, and at April 30, 2001, the Company had outstanding borrowings of $44.6 million. The Company's exposure related to variable interest rates resides in the earnings and cash flow implications caused by changes in interest rates. However, a 100 basis point change in the variable rate of interest paid by the Company on its outstanding borrowings under its DIP Facility and bank credit facility would not have a significant impact on either the earnings or cash flows of the Company. As a result of the Chapter 11 filing by the Company, principal and interest payments may not be made on pre-petition debt (other than court approved adequate protection payments) until the plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court.

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

The Company's investment portfolio is primarily exposed to risks arising from changes in equity prices. Such portfolio has been segmented into two categories. The first category of investments held in the portfolio relate to those marketable equity securities classified as available-for-sale. Three investment holdings are classified herein at April 30, 2001: the Company's investments in El Sitio (NASDAQ:LCTO), an Internet provider of global and country-specific content targeting Spanish and Portuguese speaking people primarily in Latin America; MotherNature.com (OTC Bulletin Board: MTHR), a Web-based retailer of vitamins, supplements and minerals; and GrandVision ("GPS"), an optical and photo retailer that is publicly-traded on the French Exchange under the symbol "GPS." El Sitio shares during the first six months of 2001 have traded as high as $3.38 and as low as $0.53. At April 30, 2001,the El Sitio shares closed at $0.75. MotherNature.com shares during the first six months of 2001 have traded as high as $0.94 and as low as $0.09, post liquidating distribution of $0.85 per share. At April 30, 2001, the MotherNature.com shares closed at $0.105. During the six months ended April 30, 2001, the GPS shares have traded as high as 23.24 euros and as low as 15.97 euros. As of April 30, 2001, GPS shares closed at
20.47 euros. Equity market fluctuations, without taking into account the impact of fluctuations in the euro vis-a-vis the US dollar, can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 20% fluctuation in the aggregate value of the available-for-sale securities would not be material to total assets.

In addition, the GrandVision securities are traded in euros. A 10% fluctuation in the value of the euro versus the US dollar (holding the value of the underlying equity securities constant) would not impact pre-tax earnings and total assets by a significant amount because the Company's interest in GrandVision is currently valued at $141,000.

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


                                     PART II
                                     -------

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  EXHIBITS.

               None.

          (b)  REPORTS ON FORM 8-K.

               The Company did not file any reports on Form 8-K during the quarter ended April 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

     GC COMPANIES, INC.


Date: June 14, 2001                      /s/ G. Gail Edwards
                                         -------------------------------------
                                         G. Gail Edwards
                                         President, Chief Operating Officer,
                                         Chief Financial Officer and Treasurer


Date: June 14, 2001                      /s/ Louis E. Casavant
                                         -------------------------------------
                                         Louis E. Casavant
                                         Vice President and Corporate Controller