Form 10-Q
period 2001-07-31
GC COMPANIES INC
filed 2001-09-14
CIK 912295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended                    JULY 31, 2001
                         -------------------------------------------------------

    Commission File Number                       12360
                          ------------------------------------------------------



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

    YES  [X]        NO  [ ]

As of September 6, 2001, there were outstanding 7,830,921 shares of the issuer's common stock, $0.01 par value.

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION

                                    I N D E X

                                                                         PAGE
                                                                        NUMBER
Part I.   FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Balance Sheets as of                      1
          July 31, 2001 and October 31, 2000

          Condensed Consolidated Statements of Operations for              2
          the Three and Nine Months Ended July 31, 2001 and 2000

          Condensed Consolidated Statements of Cash Flows for              3
          the Nine Months Ended July 31, 2001 and 2000

          Notes to Condensed Consolidated Financial Statements             4

  Item 2. Management's Discussion and Analysis of Financial               12
          Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosure About Market Risk       19

Part II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                21

          Signatures                                                      22

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                      July 31,
                                                        2001         October 31,
                                                    (Unaudited)         2000
                                                    -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                         $  19,218       $  12,946
  Marketable equity securities                            560           5,361
  Current portion of note receivable                       --           2,889
  Other current assets                                  4,833           5,014
                                                    ----------------------------
    Total current assets                               24,611          26,210

Property and equipment, net                            94,999         104,081

Portfolio investments                                  65,123          68,158
Investment in international theatre affiliates         37,945          40,419
Note receivable                                            --           4,431
Other assets                                            9,917           8,040
                                                    ----------------------------
                                                    $ 232,595       $ 251,339
                                                    ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Debtor-in-possession financing                     $      --       $   7,874
 Trade payables                                        21,438          24,553
 Other current liabilities                             31,322          22,493
                                                    ----------------------------
    Total current liabilities                          52,760          54,920

Other long-term liabilities                             4,139              --

Liabilities subject to compromise                     191,703         185,283

Minority interest                                         577             648

Commitments and contingencies                              --              --

Shareholders' equity:
  Common stock                                             78              78
  Additional paid-in capital                          141,170         141,170
  Accumulated other comprehensive loss                   (282)           (160)
  Unearned compensation                                  (895)         (1,190)
  Accumulated deficit                                (156,655)       (129,410)
                                                    ----------------------------
  Total shareholders' (deficit) equity                (16,584)         10,488
                                                    ----------------------------
                                                    $ 232,595       $ 251,339
                                                    ============================

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)

(In thousands except for per share amounts)                    For The Three Months           For The Nine Months
                                                                    Ended July 31,                Ended July 31,
                                                               ---------------------          ---------------------
                                                                2001           2000            2001             2000
                                                                ----           ----            ----             ----
Revenues:
  Admissions                                                 $  57,799       $  72,179       $ 159,191       $ 189,293
  Concessions                                                   25,069          32,603          67,317          84,458
  Other                                                          2,382           3,849           7,039          12,056
                                                             ----------------------------------------------------------
                                                                85,250         108,631         233,547         285,807
Costs and expenses:
  Film rentals                                                  31,520          39,802          83,610          98,968
  Concessions                                                    4,520           6,017          12,276          15,379
  Theatre operations and administrative expenses                40,267          58,990         120,911         168,790
  Depreciation and amortization                                  3,254           5,218           9,958          13,807
  Gain on disposition of theatre assets                            (75)            (31)           (122)           (334)
  Gain on impairment and restructuring                              --             (54)             --          (3,484)
  Reorganization items                                          13,456              --          17,757              --
  Corporate expenses                                               366             929           1,438           2,365
                                                             ----------------------------------------------------------
Operating loss                                                  (8,058)         (2,240)        (12,281)         (9,684)
Equity losses in theatre affiliates                             (1,034)         (1,775)         (2,773)         (3,163)
Investment loss, net                                            (4,753)        (10,344)         (8,011)         (6,816)
Interest expense                                                (1,270)         (1,430)         (4,181)         (2,904)
Non-operating (loss) gain                                           --          (1,005)              1          (1,055)
                                                             ----------------------------------------------------------
Loss before income taxes                                       (15,115)        (16,794)        (27,245)        (23,622)
Income tax benefit                                                  --           6,717              --           9,449
                                                             ----------------------------------------------------------
Loss before cumulative effect of accounting change           $ (15,115)      $ (10,077)      $ (27,245)      $ (14,173)

Cumulative effect of accounting change, net of tax                  --              --              --          (2,806)
                                                             ----------------------------------------------------------
Net loss                                                     $ (15,115)      $ (10,077)      $ (27,245)      $ (16,979)
                                                             ==========================================================

Loss per share - basic and diluted:
     Loss before cumulative effect of accounting change      $   (1.94)      $   (1.30)      $   (3.49)      $   (1.83)
     Cumulative effect of accounting change                         --              --              --           (0.36)
                                                             ----------------------------------------------------------
     Net loss                                                $   (1.94)      $   (1.30)      $   (3.49)      $   (2.19)
                                                             ==========================================================
Weighted average shares outstanding:
  Basic and diluted                                              7,806           7,757           7,800           7,748
                                                             ==========================================================

See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


 (In thousands)                                                               For the Nine Months
                                                                                  Ended July 31,
                                                                            -------------------------
                                                                               2001           2000
                                                                               ----           ----
Cash flows from operating activities:
    Net loss                                                                $(27,245)      $(16,979)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
          Depreciation and amortization                                        9,958         13,807
          Equity losses in theatre affiliates                                  2,773          3,163
          Realized gains on marketable equity securities and portfolio
              investments                                                       (161)        (5,487)
          Equity losses in portfolio investments                               2,794            326
          Loss on impairment of portfolio investments                          4,372          9,500
          Cumulative effect of accounting change                                  --          2,806
          Gain on disposition of assets, impairment and restructuring           (122)        (2,763)
          Collection of Mexico note receivable                                 6,410             --
          Reorganization items                                                17,757             --
          Other non-cash activities                                            4,133          2,629
          Changes in assets and liabilities:
              Liabilities for early lease terminations                            --         (7,071)
              Income tax receivable                                               --          6,910
              Trade payables                                                  (3,115)         9,732
              Other assets and liabilities                                    (2,632)        (1,769)
                                                                            -------------------------
    Net cash provided by operating activities                                 14,922         14,804
                                                                            -------------------------

Cash flows from investing activities:
    Capital expenditures                                                      (1,347)       (55,355)
    Proceeds from the disposition of theatre assets                              133          2,390
    Proceeds from return of marketable equity securities capital                 577             --
    Proceeds from the sale of marketable equity securities                        --         37,390
    Proceeds from the sale of international investment                            --          7,500
    Purchase of portfolio investments                                             --        (34,525)
    Advances from international theatre affiliates                                --            671
    Other investing activities                                                   169            968
                                                                            -------------------------
    Net cash used by investing activities                                       (468)       (40,961)
                                                                            -------------------------

Cash flows from financing activities:
    Increase in bank credit facility                                              --         31,600
    Decrease in debtor-in-possession financing                                (7,874)            --
    Other financing activities                                                  (308)         1,437
                                                                            -------------------------
    Net cash (used) provided by financing activities                          (8,182)        33,037
                                                                            -------------------------

    Net increase in cash and cash equivalents                                  6,272          6,880

Cash and cash equivalents at beginning of period                              12,946         11,106
                                                                            -------------------------
Cash and cash equivalents at end of period                                  $ 19,218       $ 17,986
                                                                            =========================

Supplemental disclosure of cash flow information:
    Cash paid during the period:
            Interest                                                        $  3,621       $  1,808
            Income taxes                                                          --             --


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

In order to address the continuing losses at its older theatres that had experienced substantial patronage declines due to competitive building against the Company's theatre locations, the Company closed 55 locations with 375 screens in the fourth quarter of 2000 and 7 theatres with 28 screens in the first nine months of 2001. These closures will permit the ongoing losses associated with those theatres to be eliminated. The Bankruptcy Proceedings will allow the Company to incur a far lower cost to terminate these leases than would have been incurred had these leases been terminated outside of the Bankruptcy Proceedings because of the lease termination cost limitation provided for in
Section 502(b)(6) of the Bankruptcy Code. The Company is negotiating with certain of its remaining landlords and is continuing to evaluate its remaining leases as part of its reorganization plan process. The Company has addressed its general and administrative costs, and these have already been reduced in part as a result of the downsizing of the number of theatres operated and other management initiatives. The Company completed all domestic theatre construction commitments prior to the Chapter 11 cases and has no remaining construction commitments to be financed.

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

On June 13, 2001, the Company announced that it signed a letter of intent with Onex Corporation ("Onex") and investment funds and accounts managed by Oaktree Capital Management, LLC ("Oaktree") providing for the acquisition by Onex and Oaktree of all of the equity of the reorganized Company pursuant to a plan of reorganization to be filed with the Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code.

On June 29, 2001, the Company announced it had signed an amended letter of intent with Onex/Oaktree increasing the proposed consideration to be paid to $42.5 million and modifying the consideration to be paid to the various creditors of the company.

Based on hearings conducted before the United States Bankruptcy Court for the District of Delaware (the "Court") on July 10 and July 11, 2001 (the "Hearing"), the Company and the Official Committee of Unsecured Creditors (the "Committee") agreed (i) to extend for 45 days, to include August 27, 2001 subject to extension for an additional 30 days to September 26, 2001 the Company's exclusive period for filing a Plan of Reorganization and (ii) to grant joint exclusivity to the Committee with the Company. The Company filed a motion with the Court seeking an order memorializing this agreement, which order was granted on August 6, 2001. At the Hearing, a new bidder, AMC Entertainment ("AMC"), submitted a non-binding bid (the "AMC Bid") to purchase the equity interests in the Company for $62.5 million. The AMC Bid was higher than the bid previously submitted by Onex Corporation and Oaktree Capital Management LLL (the "Onex Bid") and anticipated fewer buyer protections than were contemplated by the Onex Bid.

After the July 10, 2001 hearing, the Company and the Committee jointly established a process by which the potential bidders could conduct due diligence and submit a proposal to purchase all or a portion of the new GCX Common Stock. Prospective bidders had until 4:00 p.m. on September 5, 2001 to submit bids for the new GCX Common Stock. The Company and the Committee are currently reviewing the bids.

On June 19, 2001, the Company received the resignation of Richard A. Smith as a member of the Board of Directors of the Company effective immediately. On June 21, 2001, G. Gail Edwards, President and Chief Operating Officer of the Company, was elected to succeed Mr. Smith as a member of the Board of Directors by the remaining Directors of the Company. Ms. Edwards will serve as a Director until the next annual meeting of shareholders or her successor is duly elected and qualified.

On August 10, 2001, the Company was delisted from the New York Stock Exchange. The New York Stock Exchange suspended trading in the Company's shares and applied to delist the Company's shares. The Company's stock is currently traded on the OTCBB Bulletin Board under the symbol "GCCXQ."

Management's objective is to have a plan of reorganization confirmed prior to the expiration of the DIP Facility on March 31, 2002 and believes that this timing is reasonably likely. Management believes that cash from operations along with exit financing, or asset sales proceeds, if required, will be available to provide sufficient liquidity to allow the Company to continue as a going concern. However, there can be no assurance of this. Until a plan of reorganization is confirmed by the Bankruptcy Court, there can be no assurance that the Company will emerge from these reorganization proceedings, and the effect of the terms and conditions of such a plan of reorganization on the Company's business cannot be determined.

With respect to the foregoing, forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements; however, the foregoing description of subsequent events also contains other forward-looking statements. GC Companies cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the ability of the Company to arrange for a new working capital credit facility; the overall viability of the Company's long-term operational reorganization and financial restructuring plan; the involvement of our secured and unsecured creditors in the Chapter 11 proceedings; the ability of the Company, and potential bidders to negotiate definitive documentation for the transactions; the bankruptcy court approval of the proposed plan of reorganization and the related potential bidders' investment and numerous other approvals incident to our operations in Chapter 11 and the Company's ultimate reorganization; competitive pressure in GC Companies' market; dependence upon motion picture productions and performance; the ability to achieve planned openings or closings of theatres and screens; seasonality; business conditions in the movie industry and other complementary markets; general economic conditions and the risk factors detailed from time to time in GC Companies' periodic reports and registration statements filed with the Securities and Exchange Commission, including GC Companies' Annual Report on Form 10K for the year ended October 31, 2000. By making these forward-looking statements, GC Companies does not undertake to update them in any manner except as may be required by GC Companies' disclosure obligations in filings it makes with the Securities and Exchange Commission under Federal securities laws.

3.   REORGANIZATION UNDER CHAPTER 11 AND LIABILITIES SUBJECT TO COMPROMISE

In the Chapter 11 cases, approximately $191.7 million of liabilities as of July 31, 2001 are subject to compromise under a plan of reorganization to be voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court (the "Reorganization Plan"). Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and a final determination of the allowable claim will be made by the Bankruptcy Court. These claims may also be subject to adjustment depending on the determination of the validity and the value of the security held in respect of certain claims. The ultimate amount and settlement terms for such liabilities are subject to the Reorganization Plan and, accordingly, are not presently determinable.

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

The activity during the nine months ended July 31, 2001 in the lease terminations and restructuring reserve was as follows:

                                          Lease           Personnel              Total
(In thousands)                     Termination Costs    Related Costs           Reserve
                                   -----------------    -------------          ---------
Balance at October 31, 2000            $ 33,435            $    940             $ 34,375

Cash payments                                --                (185)                (185)
Additional reserves                         515                  75                  590
                                       --------            --------             --------
Balance at January 31, 2001              33,950                 830               34,780
                                       --------            --------             --------

Cash payments                                --            $   (202)            $   (202)
Balance at April 30, 2001              $ 33,950            $    628             $ 34,578
                                       --------            --------             --------

Cash payments                                --                 (84)                 (84)
Additional reserves                      11,302                 112               11,414
                                       --------            --------             --------
Balance at July 31, 2001               $ 45,252            $    656             $ 45,908
                                       ========            ========             ========

During the first nine months of 2001, additional lease termination reserves of $11.8 million were recorded as a result of changes in estimates for leases at theatre locations for which relief was sought under Chapter 7 of the United States Bankruptcy Code. The Company made payments of $0.5 million primarily for severance related costs.

The Company recorded in the first nine months of 2001 the following expenses directly associated with the Bankruptcy Proceedings: professional fees of $6.3 million, lease termination charges of $11.3 million, the write-off of certain assets of $0.6 million and severance costs for personnel at the seven theatres closed during the first nine months of this year of approximately $0.4 million. These charges were partially offset by an early lease termination credit of $0.4 million and interest income of $0.4 million earned by the Company on the cash accumulated and invested during the Bankruptcy Proceedings. Cash paid for professional reorganization fees for the first nine months of the year totaled $3.9 million.

Certain claims against the Company in existence prior to the filing of petitions under Chapter 11 of the Bankruptcy Code are stayed while the Company operates its business as debtors-in-possession. These pre-petition claims are reflected in the condensed consolidated balance sheets as "Liabilities subject to compromise." During the first nine months of 2001, the liabilities subject to compromise were increased by approximately $6.4 million as the result of additional reserves for potential lease termination liabilities offset by the payment of pre-petition obligations outstanding on leases assumed by the Company.

Interest due and payable, as specified under the bank credit agreement, is also stayed during the bankruptcy. Interest due contractually and not paid during the nine months ended July 31, 2001 totaled $3.3 million. The Company has Bankruptcy Court approval to make monthly adequate protection payments which totaled approximately $2.9 million during the first nine months of 2001.

As part of the first day orders granted by the Bankruptcy Court, the Company is permitted to continue to operate its business in the ordinary course, which includes ongoing payments to vendors, employees, and others for any post-petition obligations. In addition, the Bankruptcy Court approved payment of all of the Company's pre-petition film liability claims, and certain other pre-petition amounts were also permitted to be paid such as sales and trust fund taxes and workers' compensation claims. In addition, pre-petition obligations outstanding on leases assumed by the Company were paid during the first nine months of 2001.

4.   MARKETABLE EQUITY SECURITIES AND PORTFOLIO INVESTMENTS


                                                                                                                          Change
                                                                                                         Change         in Pre-tax
                                                                                    Cumulative         in Pre-tax       Unrealized
                                                                                   Gross Pre-tax       Unrealized      Holding Gains
                                                                     Aggregate      Unrealized        Holding Gains      (Losses)
                                     Accounting         Percent of   Carrying         Holding         (Losses) for         Year
Investment as of July 31, 2001       Designation        Ownership    Value(a)    Gains (Losses)(e)    the Quarter(e)    to Date (e)
------------------------------       -----------        ----------   ---------   -----------------   --------------     -----------
(In thousands except percentages)
Marketable Equity Securities
  GrandVision SA                Available-for-sale(b)      0.1%      $    129         $   93             $   (9)          $  (25)
  El Sitio, Inc.                Available-for-sale(b)      3.8%           363           (365)             3,643             (136)
  MotherNature.com              Available-for-sale(b)      4.5%            68            (14)                (3)             147
                                                                     --------         ------             ------           ------
Total marketable equity
  securities                                                              560           (286)             3,631              (14)
                                                                     --------         ------             ------           ------

Portfolio Investments
  FleetCor (a.k.a. Fuelman)        Equity Method(c)       37.2%        12,730             --                 --               --
  American Capital Access           Cost Method(d)        15.3%        23,933             --                 --               --
  Vanguard                          Cost Method(d)        15.0%         7,760             --                 --               --
  VeloCom                           Cost Method(d)         3.2%        20,700             --                 --               --
                                                                     --------         ------             ------           ------
Total portfolio investments                                            65,123             --                 --               --
                                                                     --------         ------             ------           ------
Total marketable equity
  securities and portfolio
  investments                                                        $ 65,683         $ (286)            $3,631           $  (14)
                                                                     ========         ======             ======           ======

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

On November 30, 2000, MotherNature.com's shareholders approved a plan of complete liquidation and dissolution. MotherNature.com is proceeding with the sale of all of its assets, and thereafter intends to make distributions of liquidation proceeds to its shareholders. Because of uncertainties as to the precise net realizable value of assets and the ultimate settlement amount of liabilities, it is impossible to predict with certainty the aggregate net values that will ultimately be distributed to shareholders. However, management believes, based upon information available from MotherNature.com management, that the Company could, over time, receive proceeds from liquidation of approximately $0.7 million. An initial distribution of liquidation proceeds of $0.6 million was received by GCC in the first quarter of 2001 resulting in a pre-tax realized gain of $0.2 million. On December 15, 2000, MotherNature.com was delisted from the NASDAQ National Market, and is currently traded on the OTCBB Bulletin Board. In addition, on March 15, 2001, MotherNature.com filed Form 15 (Certification and Notice of Termination of Registration) with the Securities and Exchange Commission.

On February 28, 2001, American Capital Access ("ACA") raised $45.0 million of capital from three original and two new investor groups. GCC did not participate in this offering and, as a result, the Company's ownership interest decreased from approximately 24% to 15%. Since the Company's ownership interest has fallen below 20% and GCC can no longer exercise significant influence over the operations of ACA, the investment is now be accounted for under the cost method.

During the quarter ended July 31, 2001, the Company determined that its investment in El Sitio had become permanently impaired and recorded a pre-tax charge of $4.4 million to the consolidated statements of operations. As a result of the marketable equity security's designation as available-for-sale, previous declines in the investment's market value had been reflected in the consolidated balance sheet within the shareholders' equity section under the caption "Accumulated other comprehensive loss."

Investment loss consisted of the following:

                                                         Three Months Ended July 31,               Nine Months Ended July 31,
                                                       ------------------------------            -----------------------------
(In thousands)                                           2001                 2000                 2001                 2000
                                                       --------             --------             --------             --------
Interest and dividend income                           $     --             $    311             $     --             $    517

Realized (loss) gain on marketable equity
securities and portfolio investments                        (57)                 (63)                 (63)               5,450

Equity losses in portfolio investments                      (58)                 (38)              (2,794)                (327)

Loss on impairment of portfolio investments              (4,372)              (9,500)              (4,372)              (9,500)

Management fee                                             (266)              (1,054)                (782)              (2,956)
                                                       --------             --------             --------             --------
Investment loss, net                                   $ (4,753)            $(10,344)            $ (8,011)            $ (6,816)
                                                       ========             ========             ========             ========

FleetCor (a.k.a. Fuelman) finalized its audited financial statements for the year ended December 31, 2000 during the Company's second quarter. After a review with its auditors, FleetCor recorded a non-recurring charge of approximately $6.1 million on its 2000 income statement. This charge primarily related to networking settlements on certain licensee customer accounts and additional reserves for doubtful accounts. Because of the lag in time for the equity method reporting of FleetCor's results, GCC's portion of this charge was reflected in its second quarter of 2001 results.

5.   SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision maker reviews the results of the businesses that make up the consolidated entity. The Company has identified three reportable segments: one segment is the domestic theatre operation (which encompass all theatres in the continental United States); the second segment includes the Company's joint venture in South America; and the final segment primarily includes all of the activity related to the investment portfolio business and corporate administration. This identification of segments emanates from management's recognition that its investing activity in a variety of non-theatre related activities is wholly separate from theatre operations, and its South American operations are new theatre ventures in markets that are dissimilar to the United States market. The other expenses segment primarily includes the regional and home office administration. The Company evaluates both domestic and international theatre performance and allocates resources based on earnings before interest, taxes, depreciation, amortization, impairment, restructuring and reorganization items. Information concerning (loss) earnings before income taxes has also been provided so as to aid in the reconciliation to the consolidated totals. The international theatre segment has been reported in this footnote as if it were a fully-consolidated subsidiary rather than under the equity method as it has been reported in the consolidated financial statements because the chief operating decision maker evaluates operations on this basis. The adjustment column is utilized to return the international theatre segment to the equity method and eliminate intercompany balances. Performance of the investment portfolio business is evaluated using the same measures as are seen in the consolidated financial statements.

(In thousands)

THREE MONTHS ENDED JULY 31, 2001:            Domestic    International       Other        Segment                     Consolidated
                                             Theatres       Theatres       Operations      Totals       Adjustments       Totals
                                             --------    -------------     ----------     --------      -----------   ------------
Revenues:
     Admissions                              $ 57,799       $  9,201       $     --       $ 67,000       ($ 9,201)      $ 57,799
     Concessions                               25,069          2,565             --         27,634         (2,565)        25,069
     Other                                      2,382          1,222             --          3,604         (1,222)         2,382
                                             -----------------------------------------------------------------------------------
Total revenues                                 85,250         12,988             --         98,238        (12,988)        85,250
                                             -----------------------------------------------------------------------------------

Earnings (loss) before taxes, interest,
     depreciation, amortization,
     impairment, restructuring and
     reorganization items                       8,944          1,514           (367)        10,091         (1,514)         8,577
Net investment income (loss)                       --            313         (4,753)        (4,440)          (313)        (4,753)
Earnings (loss) before income taxes            (6,975)        (1,834)        (7,106)       (15,915)           800        (15,115)


(In thousands)

THREE MONTHS ENDED JULY 31, 2000:             Domestic     International       Other         Segment                    Consolidated
                                              Theatres        Theatres       Operations       Totals     Adjustments       Totals
                                              --------     -------------     ----------      ---------   -----------    ------------
Revenues:
     Admissions                              $  72,179       $  10,388       $      --       $  82,567    ($ 10,388)      $  72,179
     Concessions                                32,603           2,748              --          35,351       (2,748)         32,603
     Other                                       3,849             700              --           4,549         (700)          3,849
                                             --------------------------------------------------------------------------------------
Total revenues                                 108,631          13,836              --         122,467      (13,836)        108,631
                                             --------------------------------------------------------------------------------------

Earnings (loss) before taxes, interest,
     depreciation, amortization,
     impairment, restructuring and
     reorganization items                        4,240           1,558          (1,347)          4,451       (1,558)          2,893
Net investment income (loss)                        27              25         (10,371)        (10,319)         (25)        (10,344)
Earnings (loss) before income taxes             (1,926)         (2,373)        (13,988)        (18,287)       1,493         (16,794)

(In thousands)


NINE MONTHS ENDED JULY 31, 2001:              Domestic      International     Other       Segment                     Consolidated
                                              Theatres         Theatres    Operations      Totals      Adjustments       Totals
                                              --------      -------------  ----------    ---------     -----------    ------------
Revenues:
   Admissions                                $ 159,191       $  30,678     $      --     $ 189,869      ($30,678)      $ 159,191
   Concessions                                  67,317           8,420            --        75,737        (8,420)         67,317
   Other                                         7,039           2,912            --         9,951        (2,912)          7,039
                                             -------------------------------------------------------------------------------------
Total revenues                                 233,547          42,010            --       275,557       (42,010)        233,547
                                             -------------------------------------------------------------------------------------

Earnings (loss) before taxes, interest,
   depreciation, amortization,
   impairment, restructuring and
   reorganization items                         16,750           5,580        (1,438)       20,892        (5,580)         15,312
Net investment income (loss)                        --           1,346        (8,011)       (6,665)       (1,346)         (8,011)
Earnings (loss) before income taxes             (6,102)         (4,042)      (18,662)      (28,806)        1,561         (27,245)


(In thousands)


NINE MONTHS ENDED JULY 31, 2000:             Domestic      International      Other         Segment                    Consolidated
                                             Theatres         Theatres      Operations       Totals       Adjustments     Totals
                                             --------      -------------    ----------      --------      -----------  ------------
Revenues:
   Admissions                                $189,293       $  36,162      $      --       $ 225,455       ($36,162)      $189,293
   Concessions                                 84,458          10,806             --          95,264        (10,806)        84,458
   Other                                       12,056           2,575             --          14,631         (2,575)        12,056
                                             -------------------------------------------------------------------------------------
Total revenues                                285,807          49,543             --         335,350        (49,543)       285,807
                                             -------------------------------------------------------------------------------------

Earnings (loss) before taxes, interest,
   depreciation, amortization,
   impairment, restructuring and
   reorganization items                         3,488           8,815         (3,183)          9,120         (8,815)           305
Net investment income (loss)                       84              50         (6,900)         (6,766)           (50)        (6,816)
Earnings (loss) before income taxes            (7,549)         (3,682)       (13,705)        (24,936)         1,314        (23,622)


The Company's South American joint venture, Hoyts General Cinema South America ("HGCSA"), has a $28.0 million credit facility with two major financial institutions to fund its operations in Argentina, which is secured by a several guaranty of the joint venture's partners. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At July 31, 2001, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $14.0 million.

HGCSA has debt arrangements for a total of approximately $18.7 million in debt financings to fund its operations in Chile, which are secured by the several guaranty of the partners. The Company is liable for 50% of the outstanding exposure. At July 31, 2001, the Company's portion of the outstanding exposure under these facilities was approximately $9.4 million, which was comprised of $7.6 million of outstanding borrowings and $1.8 million of outstanding guarantees. In respect of these outstanding guarantees, the Company invested approximately $1.2 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at July 31, 2001. This certificate of deposit is included in other current assets in the condensed consolidated balance sheets.

6.   LOSS PER SHARE

The computation of basic and diluted loss per share is shown below. Basic loss per share excludes any dilutive effect of common stock equivalents. As a result of losses incurred by the Company, options to purchase 175,351 shares of stock in 2001 and 207,382 shares of stock in 2000 were not included in the computation of diluted loss per share in 2001 and 2000, respectively, as the effect on the calculation is anti-dilutive.

                                                                          For The Three Months         For The Nine Months
                                                                             Ended July 31,                Ended July 31,
                                                                        -----------------------       -----------------------
(In thousands, except per share data)                                     2001           2000           2001           2000
                                                                        --------       --------       --------       --------
Loss before cumulative effect of accounting change                      $(15,115)      $(10,077)      $(27,245)      $(14,173)
                                                                        --------       --------       --------       --------
Determination of shares:
    Weighted average number of common shares outstanding                   7,806          7,757          7,800          7,748
    Diluted effect of contingently returnable shares and shares
        issuable on exercise of stock options                                 --             --             --             --
                                                                        --------       --------       --------       --------
Weighted average common shares outstanding for diluted computation         7,806          7,757          7,800          7,748
                                                                        --------       --------       --------       --------
Loss per share before cumulative effect of accounting change:
    Basic                                                               $  (1.94)      $  (1.30)      $  (3.49)      $  (1.83)
    Diluted                                                             $  (1.94)      $  (1.30)      $  (3.49)      $  (1.83)


7.   COMPREHENSIVE LOSS

The components of comprehensive (loss) income is as follows:

                                                  For the Three Months Ended July 31,    For the Nine Months Ended July 31,
                                                  -----------------------------------    ----------------------------------
(In thousands)                                          2001               2000               2001               2000
                                                      --------           --------           --------           --------
Net loss                                              $(15,115)          $(10,077)          $(27,245)          $(16,979)
Unrealized (losses) gains on securities, net             3,594            (11,913)              (122)           (28,762)
                                                      --------           --------           --------           --------
Ending balance                                        $(11,521)          $(21,990)          $(27,367)          $(45,741)
                                                      --------           --------           --------           --------

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

In order to address the continuing losses at its older theatres that had experienced substantial patronage declines due to competitive building against the Company's theatre locations, the Company closed 55 locations with 375 screens in the fourth quarter of 2000 and 7 theatres with 28 screens in the first nine months of 2001. These closures will permit the ongoing losses associated with those theatres to be eliminated. The Bankruptcy Proceedings will allow the Company to incur a far lower cost to terminate these leases than would have been incurred had these leases been terminated outside of the Bankruptcy Proceedings process because of the lease termination cost limitation contained in Section 502(b)(6) of the Bankruptcy Code. The Company is negotiating with certain of its remaining landlords and is continuing to evaluate its remaining leases as part of its reorganization plan process. The Company has addressed its general and administrative costs, and these have already been reduced in part as a result of the downsizing of the number of theatres operated and other management initiatives.

In the Chapter 11 cases, approximately $191.7 million of liabilities as of July 31, 2001 are subject to compromise under a plan of reorganization to be voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court (the "Reorganization Plan"). Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and a final determination of the allowable claim will be made by the Bankruptcy Court. These claims may also be subject to adjustment depending on the determination of the validity and the value of the security held in respect of certain claims. The ultimate amount and settlement terms for such liabilities are subject to the Reorganization Plan and, accordingly, are not presently determinable.

Management believes that cash from operations along with exit financing, or asset sales proceeds, if required, will be available to provide sufficient liquidity to allow the Company to continue as a going concern. However, there can be no assurance of this. Until a plan of reorganization is confirmed by the Bankruptcy Court, there can be no assurance that the Company will emerge from these reorganization proceedings, and the effect of the terms and conditions of such a plan of reorganization on the Company's business cannot be determined.

On June 13, 2001, the Company announced that it signed a letter of intent with Onex Corporation ("Onex") and investment funds and accounts managed by Oaktree Capital Management, LLC ("Oaktree") providing for the acquisition by Onex and Oaktree of all of the equity of the reorganized Company pursuant to a plan of reorganization to be filed with the Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code.

On June 29, 2001, the Company announced it had signed an amended letter of intent with Onex/Oaktree increasing the proposed consideration to be paid to $42.5 million and modifying the consideration to be paid to the various creditors of the company.

Based on hearings conducted before the United States Bankruptcy Court for the District of Delaware (the "Court") on July 10 and July 11, 2001 (the "Hearing"), the Company and the Official Committee of Unsecured Creditors (the "Committee") agreed (i) to extend for 45 days, to include August 27, 2001 subject to extension for an additional 30 days to September 26, 2001 the Company's exclusive period for filing a Plan of Reorganization and (ii) to grant joint exclusivity to the Committee with the Company. The Company filed a motion with the Court seeking an order memorializing this agreement, which order was granted on August 6, 2001. At the Hearing, a new bidder, AMC Entertainment ("AMC"), submitted a non-binding bid (the "AMC Bid") to purchase the equity interests in the Company for $62.5 million. The AMC Bid was higher than the bid previously submitted by Onex Corporation and Oaktree Capital Management LLL (the "Onex Bid") and anticipated fewer buyer protections than were contemplated by the Onex Bid.

After the July 10, 2001 hearing, the Company and the Committee jointly established a process by which the potential bidders could conduct due diligence and submit a proposal to purchase all or a portion of the new GCX Common Stock. Prospective bidders had until 4:00 p.m. on September 5, 2001 to submit bids for the new GCX Common Stock. The Company and the Committee are currently reviewing the bids.

On June 19, 2001, the Company received the resignation of Richard A. Smith as a member of the Board of Directors of the Company effective immediately. On June 21, 2001, G. Gail Edwards, President and Chief Operating Officer of the Company, was elected to succeed Mr. Smith as a member of the Board of Directors by the remaining Directors of the Company. Ms. Edwards will serve as a Director until the next annual meeting of shareholders or her successor is duly elected and qualified.

On August 10, 2001, the Company was delisted from the New York Stock Exchange. The New York Stock Exchange suspended trading in the Company's shares and applied to delist the Company's shares. The Company's stock is currently traded on the OTCBB Bulletin Board under the symbol "GCCXQ."

Management's objective is to have a plan of reorganization confirmed prior to the expiration of the DIP Facility on March 31, 2002 and believes that this timing is reasonably likely. Management believes that cash from operations along with exit financing, or asset sales proceeds, if required, will be available to provide sufficient liquidity to allow the Company to continue as a going concern. However, there can be no assurance of this. Until a plan of reorganization is confirmed by the Bankruptcy Court, there can be no assurance that the Company will emerge from these reorganization proceedings, and the effect of the terms and conditions of such a plan of reorganization on the Company's business cannot be determined.

                           Forward-Looking Statements

With respect to the foregoing, forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements; however, the foregoing description of subsequent events also contains other forward-looking statements. GC Companies cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the ability of the Company to arrange for a new working capital credit facility; the overall viability of the Company's long-term operational reorganization and financial restructuring plan; the involvement of our secured and unsecured creditors in the Chapter 11 proceedings; the ability of the Company, and potential bidders to negotiate definitive documentation for the transactions; the bankruptcy court approval of the proposed plan of reorganization and the related potential bidders' investment and numerous other approvals incident to our operations in Chapter 11 and the Company's ultimate reorganization; competitive pressure in GC Companies' market; dependence upon motion picture productions and performance; the ability to achieve planned openings or closings of theatres and screens; seasonality; business conditions in the movie industry and other complementary markets; general economic conditions and the risk factors detailed from time to time in GC Companies' periodic reports and registration statements filed with the Securities and Exchange Commission, including GC Companies' Annual Report on Form 10K for the year ended October 31, 2000. By making these forward-looking statements,

GC Companies does not undertake to update them in any manner except as may be required by GC Companies' disclosure obligations in filings it makes with the Securities and Exchange Commission under Federal securities laws.


                              RESULTS OF OPERATIONS
  THREE MONTHS ENDED JULY 31, 2001 VERSUS THE THREE MONTHS ENDED JULY 31, 2000

THEATRE REVENUES - Total revenues decreased 21.5% to $85.3 million for the three months ended July 31, 2001 from $108.6 million for the same period in 2000 primarily attributable to a 23.3% decrease in patronage partially offset by an 8.8% increase in average ticket price and a 4.6% increase in concession sales per patron. The decrease in patronage was mainly due to the Company operating fewer theatres during the third quarter of 2001 compared to the same period last year. During 2000, the Company closed 64 theatres with 417 screens, of which 55 theatres with 375 screens were closed in the fourth quarter. The Company operated domestically 677 screens at 73 locations at July 31, 2001 compared to 1,060 screens at 133 locations at July 31, 2000. The increase in average ticket prices was due to the theatres closed in the fourth quarter of 2000 which had lower average ticket prices, and moderate price increases during the summer of 2001. A growth in concessions sales per patron was principally attributable to the theatres closed during the fourth quarter of 2000, which had lower concession sales per person.

COSTS OF THEATRE OPERATIONS - Cost of theatre operations (film rentals, concessions, theatre operations and administrative expenses and depreciation and amortization) decreased $30.4 million to $79.6 million in 2001 from $110.0 million last year. As a percentage of total revenues, cost of theatre operations was 93.3% for the third quarter of 2001 compared to 101.3% for the same period in 2000. This decreased percentage of the cost of theatre operations to total revenues for the third quarter of the current year compared to the same period in 2000 was primarily due to lower rent and rent related expenses, a decrease in theatre payroll costs, lower administrative costs and a decrease in advertising expenses.

CORPORATE EXPENSES -- Corporate expenses decreased 60.6% to $0.4 million in 2001 from $0.9 million in 2000 primarily due to a reduction of expenses as a result of down sizing the number of theatres the Company operates and other management initiatives.

REORGANIZATION ITEMS -- The Company recorded in the third quarter of 2001 $1.9 million in professional fees, $11.2 million in additional lease termination charges, $0.3 million for the write off of certain assets and $0.3 million for severance costs, which were partially offset by an early lease termination credit of $0.1 million and interest income of $0.1 million earned by the Company on the cash accumulated and invested during the Bankruptcy Proceedings.

EQUITY LOSSES IN THEATRE AFFILIATES- The Company recorded equity losses in theatre affiliates of $1.0 million for the three months ended July 31, 2001 compared to $1.8 million for the same period in 2000. The decrease in equity losses of theatre affiliates was primarily due to a charge of $0.6 million recorded in the third quarter of 2000 related to the Company's sale of its Mexican theatre investment. The Hoyts General Cinema South America ("HGCSA") joint venture had revenues for the three months ended July 31, 2001 of $13.0 million compared to $13.8 million for the same period last year. The decrease in revenues was primarily attributable to a decline in patronage, average ticket prices and concession sales per person in Argentina. Ticket prices were lowered to attract patrons in response to an economic recession in Argentina. HGCSA reported a pre-tax loss of $1.8 million for the third quarter of 2001, which was comparable to the loss generated during the same period last year.

INVESTMENT (LOSS) INCOME, NET - The Company recorded an investment loss of $4.8 million in 2001 compared to an investment loss of $10.3 million for the same period in 2000. The Company's investment loss during the current quarter included equity losses in portfolio investments of $0.1 million, management expenses of approximately $0.3 million and a charge of $4.4 million for the permanent impairment taken on El Sitio. In the third quarter of 2000, the investment loss was primarily due to a charge of $9.5 million for the permanent impairment taken on MotherNature.com, management expenses of $1.1 million and other gains of $0.3 million.

INTEREST EXPENSE - The Company's interest expense decreased to $1.3 million for the three months ended July 31, 2001 compared to $1.4 million for the same period in 2000 mainly due to decreased borrowings outstanding during the quarter under the DIP Facility.

INCOME TAX EXPENSE - The Company recorded no income tax benefit in the third quarter of 2001 due to the uncertainty surrounding the realization of such benefits.

                              RESULTS OF OPERATIONS
   NINE MONTHS ENDED JULY 31, 2001 VERSUS THE NINE MONTHS ENDED JULY 31, 2000

THEATRE REVENUES - Total revenues decreased 18.3% to $233.5 million for the nine months ended July 31, 2001 from $285.8 million for the same period in 2000 primarily attributable to a 22.4% decrease in patronage partially offset by a 8.2% increase in average ticket price and a 2.8% increase in concession sales per patron. The decrease in patronage was mainly due to the Company operating fewer theatres during the first nine months of 2001 compared to the same period last year. During 2000, the Company closed 64 theatres with 417 screens, of which 55 theatres with 375 screens were closed in the fourth quarter. The Company operated domestically 677 screens at 73 locations at July 31, 2001 compared to 1,060 screens at 133 locations at July 31, 2000. The increase in average ticket prices was due to the theatres closed in the fourth quarter of 2000 which had lower average ticket prices, and moderate price increases during the summer of 2001. A growth in concessions sales per patron was principally attributable to the theatres closed during the fourth quarter of 2000, which had lower concession sales per person.

COSTS OF THEATRE OPERATIONS - Cost of theatre operations (film rentals, concessions, theatre operations and administrative expenses and depreciation and amortization) for the nine months ended July 31, 2001 decreased $70.1 million to $226.8 million in 2001 from $296.9 million last year. As a percentage of total revenues, cost of theatre operations was 97.1% for the first nine months of 2001 compared to 103.9% for the same period in 2000. This decreased percentage of the cost of theatre operations to total revenues for the first nine months of the current year compared to the same period in 2000 was primarily due to lower rent and rent related expenses, a decrease in theatre payroll costs, lower administrative costs and a decrease in advertising expenses. These decreases were partially offset by lower film margins.

IMPAIRMENT AND RESTRUCTURING - The Company recorded a gain of $3.4 million in the nine months ended July 31, 2000, as a result of the settlement gain of $1.8 million associated with the voluntary special retirement program offered by the Company in the fourth quarter of 1999, a reversal of an accrual for a lease buy-out of approximately $1.8 million and miscellaneous charges of $0.2 million. The gain was realized as a result of benefit payments made out of the Company's pension plan under the special retirement program.

REORGANIZATION ITEMS -- The Company recorded in the first nine months of 2001 the following expenses directly associated with the Bankruptcy Proceedings: professional fees of $6.3 million, additional lease termination charges of $11.3 million, the write-off of certain assets of $0.6 million and severance costs for personnel at the six theatres closed during the current year of approximately $0.4 million. These charges were partially offset by an early lease termination credit of $0.4 million and interest income of $0.4 million earned by the Company on the cash accumulated and invested during the Bankruptcy Proceedings.

CORPORATE EXPENSES - Corporate expenses decreased 39.2% to $1.4 million in 2001 from $2.4 million in 2000 primarily due to a reduction of expenses as a result of down sizing the number of theatres the Company operates and other management initiatives.

EQUITY LOSSES IN THEATRE AFFILIATES- The Company recorded equity losses in theatre affiliates of $2.8 million for the nine months ended July 31, 2001 compared to $3.2 million for the same period last year. Included in the equity losses in theatre affiliates for the first nine months of 2000, was a charge of $1.6 million related to the Company's Mexican theatre investment, which was sold in May of 2000. Revenues of the HGCSA joint venture increased 3% to $42.0 million for the nine months ended July 31, 2001 compared to $40.8 million for the same period in 2000, primarily due to increased patronage because of additional theatres operating during the first nine months of 2001 compared to the same period last year. HGCSA operated 160 screens in 17 theatres at July 31, 2001 compared to 135 screens in 14 theatres at July 31, 2000. The increased patronage was partially offset by a lower average ticket price, which resulted from a discounting of tickets to attract patrons in response to a weak economy in Argentina. The pre-tax loss of HGCSA increased to $4.0 million for the nine months ended July 31, 2001 compared to a loss of $2.2 million for the same period last year primarily due to higher depreciation expense, occupancy costs and interest expense.

INVESTMENT (LOSS) INCOME, NET - The Company recorded an investment loss of $8.0 million in 2001 compared to investment loss of $6.8 million for the same period in 2000. The Company's investment loss during the first nine months of 2001 included equity losses in portfolio investments of $2.8 million, management expenses of approximately $0.8 million and a charge of $4.4 million for the permanent impairment taken on El Sitio. In the first nine months of 2000, the Company recorded the realized pre-tax gain of $8.0 million on the sale of the remaining shares of PrimaCom, partially offset by performance based compensation of $2.7 million earned by certain current and former employees as a result of the sale of all the Company's holdings in PrimaCom, a charge of $9.5 million for the permanent impairment taken on MotherNature.com, management expenses of $3.0 million and other gains of $0.4 million.

INTEREST EXPENSE - The Company's interest expense increased to $4.2 million for the nine months ended July 31, 2001 compared to $2.9 million in 2000 mainly due to borrowings under the Company's DIP Facility at a higher interest rate.

INCOME TAX EXPENSE - The Company recorded no income tax benefit in the first nine months of 2001 due to the uncertainty surrounding the realization of such benefits.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX - In the first quarter of 2000, the Company adopted Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activity." SOP 98-5 requires start-up activities to be expensed when incurred. The Company's practice had been to capitalize lease costs incurred prior to openings of theatres and amortize the costs under generally accepted accounting principles. The adoption of this new accounting pronouncement resulted in a one-time non-cash charge to the Company's statements of operations for the nine months ended July 31, 2000 of $2.8 million (net of income tax benefit of $1.9 million) or $0.36 per diluted share.


                         LIQUIDITY AND CAPITAL RESOURCES

On October 11, 2000, the Company and certain of its subsidiaries filed a petition to reorganize under Chapter 11, which will affect the Company's liquidity and capital resources in 2001. As a result, substantially all of the Company's pre-petition debts, obligations and guarantees as of this date are stayed from collection or action by creditors and, with the exception of the payment of pre-petition obligations to film distributors and pre-petition obligations on leases assumed by the Company as approved by the Bankruptcy Court, no payments have been made to date with respect to these pre-petition claims. The Company is operating its domestic theatre business in the ordinary course and is paying all post-petition debts and liabilities on normal terms as they become due. In order to finance the Company's operations and its obligations to pay adequate protection payments to secured creditors of the Company and certain of its subsidiaries, the Company has entered into a DIP Facility, which is held by three financial institutions that have previously done business with the Company, in the amount of $45.0 million. The Company completed all domestic theatre construction project commitments prior to the Chapter 11 filing and has no remaining construction commitments to be financed. The DIP Facility is available to the Company through the earlier of emergence from Chapter 11 or March 31, 2002. It is management's belief that along with estimated cash flow from operations, this DIP Facility amount is sufficient to fund its operations through March 31, 2002. The DIP Facility restricts the sale of certain investment assets, without DIP Lender approval.

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

Cash paid for reorganization related items totaled $9.2 million for the first nine months of 2001 and included the following items: professional fees of $3.9 million, assumed lease liabilities of $4.5 million, and personnel related costs of $0.8 million. These cash payments were offset by $0.4 million of interest earned on the cash accumulated and invested during the Bankruptcy Proceedings.

DOMESTIC THEATRES - Virtually all of the GCC's revenues are collected in cash, principally through theatre admissions and concession sales. The Company has an operating "float" which partially finances its operations and allows the Company to operate on a negative working capital basis. This "float" exists because admissions and concessions revenues are typically received in cash, while film rentals and concessions costs are ordinarily paid to suppliers generally 14 to 30 days after the receipt of box office admissions and concessions revenues. Occasionally, the Company is required to make film advances to distributors. Significant changes to components of the Company's working capital will be discussed in the appropriate sections below. At July 31, 2001, the Company had cash and cash equivalents of $19.2 million.

The Company has significant lease commitments, and substantially all domestic leases of the Company are non-cancelable. Lease payments totaled $82.4 million in 2000 and minimum lease payments are anticipated to approximate $58.8 million in 2001. The decrease in minimum lease payments is primarily due to the theatres closed in 2000 and 2001.

During the first nine months of 2001, the Company closed 7 theatres with 28 screens. The Company made cash payments of $0.5 million for personnel related costs associated with the theatres closed during the first nine months of 2001.

For the nine months ended July 31, 2001, the Company made capital expenditures of $1.3 million for leasehold improvements, furniture and equipment purchases as well as information services related projects. Domestic capital expenditures are expected to approximate $3.0 million in 2001. The amount of capital expenditures in 2001 will be significantly less than 2000 and previous years as the capital expenditures will primarily represent maintenance capital spending. The Company is not currently building new theatres and therefore will not be incurring capital expenditures relating to new construction in 2001. The Company opened five new theatres in 2000, with the last theatre opened in June, 2000. The construction costs of these five new theatres are the majority of the $61.5 million of capital expenditures in 2000.

Over the past year, several theatre exhibitors have filed for bankruptcy protection in the United States. As a result, certain older under-performing theatres have been closed and new construction has been significantly reduced, which has led to a decrease in the number of screens operating in the United States. The Company cannot presently determine or reasonably estimate the extent of additional closings of theatre screens that could possibly occur in the United States, the markets to be directly impacted by the theatre screen closings and the affect this could possibly have on the Company's operations.

The film studios were able to negotiate labor agreements with the Writers Guild of America and Screen Actors Guild therefore avoiding possible labor strikes.

INTERNATIONAL THEATRES - During the nine months ended July 31, 2001, the Company opened two theatres with 17 screens in Argentina through its South American joint venture. The joint venture in South America, HGCSA, anticipates opening an additional theatre with 8 screens by the end of 2001. Future advances may be required of the partners under the South American joint venture agreement, if sufficient bank financing is not available.

In 2001, the Company anticipates capital advances could be required of the partners under the South American joint venture agreement to fund the completion of theatre construction in Argentina in 2001. In September, 2001, the Company made a capital contribution of $1.8 million in its South American joint venture.

HGCSA has a $28.0 million credit facility with two major financial institutions to fund its operations in Argentina, which is secured by the several guaranty of the joint venture's partners. Under the several guaranty of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At July 31, 2001, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $14.0 million.

HGCSA has debt arrangements for a total of approximately $18.7 million with financial institutions to fund its operations in Chile, which is secured by the several guaranty of the joint venture's partners. The Company is liable for 50% of the outstanding borrowings. At July 31, 2001, the Company's portion of the outstanding borrowings under these facilities that it guarantees was approximately $9.4 million, which was comprised of $7.6 million outstanding borrowings and $1.8 million of outstanding guarantees. In respect of these outstanding guarantees the Company invested approximately $1.2 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at July 31. This certificate of deposit is included in other current assets in the consolidated balance sheets. At this time, the HGCSA debt facility guarantees have not been called, but if they were called and the Company is unable to meet the obligations under the guarantees of the HGCSA debt facilities, then the obligations would become unsecured claims of the Company and be resolved through its Bankruptcy Proceedings.

In May 2001, the Company received $6.4 million as payment in full on its Mexican note receivable.

INVESTMENT PORTFOLIO - At July 31, 2001, marketable equity securities were $0.6 million, a decrease of $4.8 million from the balance at October 31, 2000. The decrease in marketable securities during the first nine months of 2001 was primarily due to a decrease in value of the Company's El Sitio, Inc. shares.

During the first nine months of 2001, the Company received an initial distribution of liquidation proceeds of $0.6 million on its holdings in MotherNature.com.

OTHER - In connection with the Company's Chapter 11 filing, the Company entered into a DIP Facility providing for up to $45.0 million of financing, available on a revolving basis, which was authorized by the Bankruptcy Court. In 2001, the Company made net principal payments of $7.9 million on the DIP Facility. The average interest rate for the first nine months of 2001 was 10.4%. Proceeds of the DIP Facility may be utilized for expenditures approved by the DIP Facility lenders under an approved DIP Facility budget. As a condition to the DIP Facility, the Company has agreed to certain restrictions, which limit capital expenditures and which prevent the Company from: (a) borrowing additional funds other than through the DIP Facility; (b) entering into any new financial leasing transactions; (c) making any additional portfolio investments; (d) making any distributions from the Company; and (e) making certain sales of portfolio investments without the consent of the DIP Facility lenders.

Given the restrictions contained in its DIP Facility, during the term of the DIP Facility, the Company (a) will not enter into any new domestic theatre lease commitments; (b) will not make new investments; and (c) may utilize in whole or in part, any net proceeds received from the future sales of assets to prepay the DIP Facility.

In September, 2001, the maturity date of the DIP Facility was extended to the earlier of the Company emerging from bankruptcy or March 31, 2002.

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

The domestic motion picture exhibition segment is subject primarily to interest rate risks. As a result of the Company's Bankruptcy Proceedings, the Company entered into the DIP Facility. There were no borrowings outstanding under the DIP Facility at July 31, 2001. Prior to its Chapter 11 filing, the Company borrowed money under its bank credit facility to fund operating needs, and at July 31, 2001, the Company had outstanding borrowings of $44.6 million. The Company's exposure related to variable interest rates resides in the earnings and cash flow implications caused by changes in interest rates. However, a 100 basis point change in the variable rate of interest paid by the Company on its outstanding borrowings under its DIP Facility and bank credit facility would not have a significant impact on either the earnings or cash flows of the Company. As a result of the Chapter 11 filing by the Company, principal and interest payments may not be made on pre-petition debt (other than court approved adequate protection payments) until the plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court.

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

The Company's investment portfolio is primarily exposed to risks arising from changes in equity prices. Such portfolio has been segmented into two categories. The first category of investments held in the portfolio relate to those marketable equity securities classified as available-for-sale. Three investment holdings are classified herein at July 31, 2001: the Company's investments in El Sitio (NASDAQ:LCTO), an Internet provider of global and country-specific content targeting Spanish and Portuguese speaking people primarily in Latin America; MotherNature.com (OTCBB Bulletin Board: MTHR), a Web-based retailer of vitamins, supplements and minerals; and GrandVision ("GPS"), an optical and photo retailer that is publicly-traded on the French Exchange under the symbol "GPS." El Sitio shares during the first nine months of 2001 have traded as high as $3.38 and as low as $0.21. At July 31, 2001,the El Sitio shares closed at $0.25. MotherNature.com shares during the first nine months of 2001 have traded as high as $0.94 and as low as $0.09, post liquidating distribution of $0.85 per share. At July 31, 2001, the MotherNature.com shares closed at $0.10. During the nine months ended July 31, 2001, the GPS shares have traded as high as 23.47 euros and as low as 15.97 euros. As of July 31, 2001, GPS shares closed at 18.98 euros. Equity market fluctuations, without taking into account the impact of fluctuations in the euro vis-a-vis the US dollar, can impact fair values (although not earnings, unless such equity positions are actually liquidated).
A 20% fluctuation in the aggregate value of the available-for-sale securities would not be material to total assets.

In addition, the GrandVision securities are traded in euros. A 10% fluctuation in the value of the euro versus the US dollar (holding the value of the underlying equity securities constant) would not impact pre-tax earnings and total assets by a significant amount because the Company's interest in GrandVision is currently valued at $128,639.

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

                                     PART II



Item 6.  Exhibits and Reports on Form 8-K.

     (a)  EXHIBITS.

          None.

     (b)  REPORTS ON FORM 8-K.

          On June 26, 2001, the Company filed a report on Form 8-K announcing that on June 12, 2001, the Company had signed a letter of intent with Onex Corporation and Oaktree Capital Management ("Onex/Oaktree") providing for the acquisition by Onex/Oaktree of all of the equity of the reorganized Company pursuant to a plan of reorganization to be filed with the Bankruptcy Court pursuant to Chapter 11 of the U.S. Bankruptcy Code.

          On June 26, 2001, the Company filed a report on Form 8-K announcing that Richard A. Smith had resigned as a member of the Company's Board of Directors, and G. Gail Edwards had been elected to the Company's Board of Directors.

          On June 29, 2001, the Company filed a report on Form 8-K announcing that it had signed an amended letter of intent with Onex/Oaktree increasing the proposed consideration to be paid and modifying the consideration to be paid to the various creditors of the Company.

          On July 13, 2001, the Company filed a report on Form 8-K announcing that the Company had agreed with the Official Committee of Unsecured Creditors (the "Committee") to extend for a period of 45 days (to and including August 27, 2001, subject to extension for an additional 30 days through and including September 26, 2001) the Company's exclusive period for filing a Plan of Reorganization and to grant joint exclusivity to the Committee and the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


  GC COMPANIES, INC.


Date: September 14, 2001                 /signed/_______________________________
  G. Gail Edwards President, Chief
  Operating Officer, Chief Financial
  Officer and Treasurer

Date: September 14, 2001                 /signed/_______________________________
  Louis E. Casavant, Vice President
  and Corporate Controller