Form 10-K405
period 2001-10-31
GC COMPANIES INC
filed 2002-01-29
CIK 912295

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended October 31, 2001

                         Commission File Number 1-12360



                               GC COMPANIES, INC.
--------------------------------------------------------------------------------
                   DEBTOR-IN-POSSESSION AS OF OCTOBER 11, 2000
             (Exact name of registrant as specified in its charter)


              DELAWARE                                            04-3200876
-------------------------------------------------------------------------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

1300 Boylston Street, Chestnut Hill, MA                             02467
(Address of principal executive offices)                          (Zip Code)

                                 (617) 264-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                                           NAME OF EACH EXCHANGE
                                                                 ON WHICH
TITLE OF EACH CLASS                                             REGISTERED
-------------------                                             ----------

Common Stock, $.01 par value                                OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate carrying value of the voting stock held by non-affiliates of the registrant was approximately $1,836,401 on January 18, 2002.

As of January 18, 2002, there were outstanding 7,830,921 shares of the issuer's common stock.

                               GC COMPANIES, INC.
                   DEBTOR-IN-POSSESSION AS OF OCTOBER 11, 2000

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
Part I.

  Item 1     Business
  Item 2     Properties
  Item 3     Legal Proceedings
  Item 4     Submission of Matters to a Vote of Security Holders

Part II

  Item 5     Market for the Registrant's Common Equity and
             Related Stockholder Matters
  Item 6     Selected Financial Data
  Item 7     Management's Discussion and Analysis of
             Financial Condition and Results of Operations
  Item 7a    Quantitative and Qualitative Disclosure about Market Risk
  Item 8     Financial Statements and Supplementary Data
  Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

Part III

  Item 10    Directors and Executive Officers of the Registrant
  Item 11    Executive Compensation
  Item 12    Security Ownership of Certain Beneficial Owners and
             Management
  Item 13    Certain Relationships and Related Transactions

Part IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

GC Companies, Inc. (the "Company"), through its subsidiaries, operates a motion picture exhibition circuit in the United States under the name "General Cinema Theatres," through a joint venture, operates motion picture theatres in South America and also manages the Company's investments. Through its investment operations, the Company invested in businesses which are unrelated to the Company's theatre business and the broader entertainment industry. INVESTMENTS MADE BY THE COMPANY ARE HIGHLY ILLIQUID AND INVOLVE CONSIDERABLE RISK. SEE "GCC INVESTMENTS, INC." BELOW.

In order to alleviate continuing cash flow losses at a number of theatre locations and the inability to reach appropriate resolution to the leases with the landlords at these locations and to restructure the Company's financial obligations, namely the bank credit facility of $44.6 million, equipment and leasehold operating leases of $111.0 million and outstanding letters of credit of $6.7 million, on October 11, 2000 (the "Filing Date"), GC Companies, Inc. and certain of its domestic subsidiaries voluntarily filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Chapter 11 cases"). Certain other subsidiaries of the Company, located in Georgia, Tennessee, Florida, Louisiana, and Rhode Island, filed petitions for relief under Chapter 7 of the United States Bankruptcy Code ("Chapter 7" or the "Chapter 7 cases"). The Chapter 11 cases and Chapter 7 cases are herein referred to as the "Bankruptcy Proceedings". The Company is presently operating its domestic theatre business and managing its investment assets as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court in the State of Delaware (the "Bankruptcy Court"). The Company's subsidiary which holds the Company's interest in its South American theatre joint venture did not file a petition for reorganization because there were no significant outstanding liabilities on the books of the subsidiary other than an intercompany payable to the Company. As a result, the Company's subsidiary which holds the Company's interest in the South American theatre joint venture is not subject to the jurisdiction of the Bankruptcy Court.

In the Chapter 11 cases, as debtors-in-possession, the Company is authorized to operate its businesses in the ordinary course. Actions to collect pre-petition indebtedness are stayed.

On December 6, 2001, the Company entered into a letter of intent pursuant to which AMC Entertainment Inc. ("AMC") would acquire all of the stock of the Company in accordance with a plan of reorganization filed with the Bankruptcy Court on December 21, 2001 (the "Reorganization Plan"). On January 16, 2002, the Company and AMC executed a definitive Stock Purchase Agreement. In addition, the Company entered into an interim operating agreement with AMC relating to the conduct of the Company's business prior to the effective date of the Reorganization Plan. AMC has also entered into a support agreement with certain key creditors of the Company, namely Harcourt General, Inc., General Electric Capital Corporation and the Official Committee of Unsecured Creditors in the Chapter 11 cases of the Company and certain of its subsidiaries, wherein each of the creditor parties to the support agreement has agreed to support AMC's bid to acquire the Company if the Reorganization Plan treats their claim as described in the support agreement.

The Reorganization Plan is subject to Bankruptcy Court approval, a vote of the Company's creditors and certain other conditions. Under the Reorganization Plan, AMC will become the owner of all of the stock of the reorganized GC Companies, Inc. and will pay the Company's creditors consideration, consisting of cash, AMC senior subordinated notes or AMC common stock, having a value between $175 million and $195 million plus assumed debt of $28.5 million based upon the estimated date of confirmation of the proposed Reorganization Plan of March 12, 2002, among other factors. The ultimate amount AMC will pay the creditors of the Company is not presently determinable and will depend upon, among other things:
(i) a final determination of allowed claims that will be made by the Bankruptcy Court; (ii) the form of consideration chosen by certain of the creditors of the Company to whom alternatives are available; (iii) the form of recovery and consideration AMC chooses to issue to specified creditors of the Company; (iv) the amount of cash otherwise available to the Company at the effective date of the Reorganization Plan; and (v) the length of time it takes to consummate the transaction. The Reorganization Plan sets forth the terms and provisions of the Company's reorganization and AMC's acquisition of all of the common stock of the Company.

If the Reorganization Plan is confirmed by the Bankruptcy Court and implemented, all existing shares of the Company's common stock will be canceled and will no longer represent an equity interest in the Company; however, on terms and conditions set forth in the Reorganization Plan, existing holders of the Company's common stock may be provided with the opportunity to participate in a newly formed entity which will hold assets of the Company's investment portfolio. However, if a party in interest objects to such participation, and such objection is sustained by the Bankruptcy Court, existing holders of the Company's common stock will not receive a right to participate in the newly formed entity, nor will they receive any consideration for their shares in the Company.

Management's objective is to have the Reorganization Plan confirmed prior to the expiration of the DIP Facility on March 31, 2002 and believes that this timing is reasonably likely. However, there can be no assurance of a confirmation by this date. Until the Reorganization Plan is confirmed by the Bankruptcy Court, there can be no assurance that the Company will emerge from these reorganization proceedings, and the effect of the terms and conditions of such Reorganization Plan on the Company's business cannot be determined.

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

                        RECENT DEVELOPMENTS IN ARGENTINA

Subsequent to October 31, 2001, the government of Argentina imposed restrictions on the withdrawal of cash balances from individuals' bank accounts and has restricted the ability of companies to pay vendors located outside of Argentina. These fiscal policies, as well as continuing economic difficulties and political turmoil have resulted in public demonstrations in Argentina, which required the shutdown of several theatres for a short period of time and a decline in theatre attendance subsequent to October 31, 2001. In January 2002, the government of Argentina announced the adoption of a currency system allowing the peso to float freely rather than pegging it to the U.S. dollar. This has resulted in a significant devaluation of the peso. As operating cash inflows and outflows of the Company's Argentine subsidiary are predominantly denominated in pesos and the debt service payments of the Argentine subsidiary are denominated in U.S. dollars, the realization of the Company's investment in Argentina is dependent upon the Argentine operation's ability to generate sufficient pesos to pay debt service and provide for a return on investment to the joint venture. Because of the recency of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could possibly have on the joint ventures' operations, cash flows and its ability to meet its debt obligations. Accordingly, while the Company's investment in Argentina is currently impaired, management has not determined that the impairment is other than temporary; therefore, no charge to operations has been recorded.

                         GENERAL CINEMA THEATRES, INC.

The Company's theatre operations are the outgrowth of a motion picture exhibition business which originated in 1922. The predecessors of the Company are credited with opening two of the first drive-in movie theatres in 1938 and one of the first indoor shopping center theatres in 1951.

As of October 31, 2001, the Company operated 73 theatres with a total of 677 screens in 19 states and the District of Columbia. Substantially all of the Company's theatres are equipped with high-quality sound and projection equipment and exhibit a popular selection of films on a "first-run" basis.

Approximately 82% of the Company's theatres and screens are located in 17 of the 50 largest Designated Market Areas (television market areas as defined by Nielson Media Research) in the United States.

During 2001, the Company increased its average number of screens per theatre from 8.8 to 9.3 as a result of closing seven older theatres with 28 screens during the year. All of the Company's theatres are multi-screen theatres, and approximately 60% of the Company's screens are located in theatres having 10 to 18 screens. Since November 1, 1991, the Company has opened 35 new theatres with an average of 12 screens each. In addition, the Company currently operates two "Premium Cinemas" which are upscale movie-going experiences with features such as large leather seats, a bistro menu of appetizers and an elegant lounge.

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

The Company's business is dependent upon the availability of motion pictures that have substantial popular appeal. There are fewer than ten major distributors which provide a substantial portion of quality first run movies to the exhibition industry. Historically, and during fiscal 2001, less than 16% of the Company's total annual box office receipts have been attributable to the films of any single distributor. From year to year, however, the Company's revenues attributable to individual distributors may vary significantly depending upon the commercial success of each distributor's films. The Company believes that its relationships with each of the major distributors generally are good.

The Company continues to receive film in the ordinary course. The Company has not experienced any interruption of film supply as a result of the Company filing Chapter 11 and continues to enjoy a good supply of film product. The Company received Bankruptcy Court approval to pay in full all of its pre-petition obligations to film distributors. In 2001, the Company paid the final installment of $6.5 million to the film distributors on the pre-petition balance outstanding of $21.7 million.

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

                                   CONCESSIONS

The Company owns and operates the concession stands in all of its theatres. Concession sales are the second largest source of revenue for the Company after box office receipts and contribute significantly to the Company's earnings. Concession items consist primarily of popcorn, soft drinks and candy. The Company is continuing its efforts to increase concession sales through optimizing product mix, introducing new products such as brand name fast foods, coffee and other beverages, offering bulk candy snacks, training staff to cross-sell products, and making efficient use of concession facilities and staff. In addition, cafes and game rooms in the Company's theatres also contribute to sales. The Company's strategy emphasizes prominent and appealing concession counters designed for rapid service, efficiency, and optimal merchandising of concession items.

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

Industry participants vary substantially in size, from small independent operators of a single theatre with a single screen to large national chains of multi-screen theatres. All compete aggressively with the Company for films, patrons and theatre locations. The Company competes directly with its largest competitors in most of the geographic areas in which it operates. In recent years, construction of megaplex theatres has occurred in the industry which has resulted in significant additions to the total industry screen count. Since these new screens are being added at a faster rate than the increase in total industry demand, the Company anticipates intense competition for domestic box office receipts. New megaplex construction by competitors has impacted the Company in a majority of the markets in which it operates.

The Company ensures the availability and licensing of popular films by maintaining good relationships with film distributors. New megaplex theatres constructed by the Company since 1997 typically range in size from 14 to 18 screens, which the Company believes provides the maximum utilization of the theatre's auditorium throughout the year. In addition, these new theatres provide the latest amenities including, among other things, cafes, game rooms, large concession areas with multiple offerings to the customer, stadium seating and comfortable seats. The Company provides a comfortable and clean movie-going experience to its customers with state of the art technology. The Company has actively pursued "THX" sound certification in its theatres to maximize the film experience.

The Company frequently reviews both its box office and concession pricing to stay competitive with other entertainment offerings and competitors. The major theatre exhibitors that the Company competes with are Loews Cineplex Entertainment, Inc., Regal Cinemas, Inc. and United Artists Theatre Company.

The Company's theatres compete with other forms of entertainment for the public's leisure time and disposable income. For example, the Company's theatres face competition from a number of alternative motion picture exhibition delivery systems such as video cassettes and DVDs as well as cable television, including pay-per-view and satellite entertainment technology. While the future impact of such delivery systems on the motion picture exhibition industry cannot be determined precisely, such delivery systems may have had, and in the future may have, an adverse impact on attendance at the Company's theatres.

                                   SEASONALITY

The major film distributors generally release films which they anticipate will be the most successful during the summer (Memorial Day weekend through Labor Day weekend) and holiday (Thanksgiving weekend through New Year's Day) seasons. Consequently, the Company historically has generated higher revenues, and substantially all of its earnings, during these periods.

                                  INTERNATIONAL

Effective July 1, 1998, the Company entered into a 50/50 joint venture with Hoyts Cinema Group creating Hoyts General Cinema South America (HGCSA), a stand-alone theatre circuit which pursues theatre opportunities in South America. As of October 31, 2001, HGCSA operated nine theatres with 87 screens in Argentina, six theatres with 50 screens in Chile, a theatre with 15 screens in Brazil and a joint venture with an eight-screen theatre in Uruguay. Key factors which are considered in selecting new theatre sites are demographic trends derived from statistical sources, distance from competitive theatres as well as accessibility and proximity to retail, other entertainment and dining areas.

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

As the Company expands internationally, it becomes subject to regulation of foreign governments. There are significant differences between the theatrical exhibition industry regulatory environment in the United States and international markets, such as foreign countries requiring a certain amount of local film product being shown in the theatres. The Company's international operations also face the additional risk of fluctuating currency values in varying economic climates. The Company does not hedge against currency risks. Quota systems used by some countries to protect their domestic film industry may adversely affect revenues from theatres that the Company develops in such markets.

                        RECENT DEVELOPMENTS IN ARGENTINA

Subsequent to October 31, 2001, the government of Argentina imposed restrictions on the withdrawal of cash balances from individuals' bank accounts and has restricted the ability of companies to pay vendors located outside of Argentina. These fiscal policies, as well as continuing economic difficulties and political turmoil have resulted in public demonstrations in Argentina, which required the shutdown of several theatres for a short period of time and a decline in attendance at our theatres subsequent to October 31, 2001. In January 2002, the government of Argentina announced the adoption of a currency system allowing the peso to float freely rather than pegging it to the U.S. dollar. This has resulted in a significant devaluation of the peso. As operating cash inflows and outflows of the Company's Argentine subsidiary are predominantly denominated in pesos and the debt service payments of the Argentine subsidiary are denominated in U.S. dollars, the realization of the Company's investment in Argentina is dependent upon the Argentine operation's ability to generate sufficient pesos to pay debt service and provide for a return on investment to the joint venture. Because of the recency of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could possibly have on the joint ventures' operations, cash flows and its ability to meet its debt obligations. Accordingly, while the Company's investment in Argentina is currently impaired, management has not determined that the impairment is other than temporary; therefore, no charge to operations has been recorded.

                                    EMPLOYEES

At October 31, 2001, the Company had approximately 412 full-time and 3,481 part-time theatre employees. The number of part-time employees generally increases during the summer and holiday seasons in keeping with the seasonal nature of the motion picture exhibition business.

Certain of the Company's projectionists and floor staff, representing approximately 7.1% of the Company's employees as of October 31, 2001, are represented by the International Alliance of Theatrical Stage Employees and Motion Picture Machine Operators. The Company believes that its relationships with this union and with its employees generally are good.

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

In August of 1999, the Company formed GCC Investments, LLC ("LLC"), a limited liability company, to act as a vehicle to hold the Company's investment portfolio. Existing investments in non-public portfolio companies were transferred to LLC. LLC is owned 99% by GCC Investments, Inc. (a wholly-owned subsidiary of the Company) and 1% by Chestnut Hill Capital Partners, LLC ("CHCP"). CHCP is owned by the Company's former Chief Investment Officer and an investment professional formerly employed by GCC Investments, Inc.

The LLC agreement specifies that the profit sharing in the LLC will be between GCC and CHCP in accordance with certain contractual calculations. CHCP also had a management agreement with regard to GCC Investments, LLC, which specified that CHCP was to be reimbursed for certain expenses according to a specific formula. This management agreement was terminated in October, 2000, and the remaining members of CHCP now provide services to the Company as employees.

INVESTMENTS MADE BY THE COMPANY ARE HIGHLY ILLIQUID AND INVOLVE CONSIDERABLE RISK. BECAUSE OF THE COMPANY'S DESIRE TO MAXIMIZE RETURNS FROM ITS INVESTMENT OPERATIONS, CURRENT INCOME CONSTITUTES A LOW STRATEGIC PRIORITY. THERE CAN BE NO ASSURANCE THAT THE COMPANY'S INVESTMENTS WILL MAKE A CONTRIBUTION TO THE COMPANY'S EARNINGS IN THE FORESEEABLE FUTURE. THE COMPANY'S INVESTMENTS MAY REDUCE THE COMPANY'S EARNINGS OR CAUSE THE COMPANY TO INCUR LOSSES. FOR INFORMATION CONCERNING THE INVESTMENTS MADE BY THE COMPANY, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND NOTES 4 and 5 TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS.


                 PRIOR RELATIONSHIP WITH HARCOURT GENERAL, INC.

GCC was previously a 100%-owned subsidiary of Harcourt General. Certain shareholders also functioned as officers of both companies and had significant interests in both companies. Harcourt General was sold to Reed Elsivier in August 2001. Neither Harcourt General nor Reed Elsivier has any officers or directors in common with the Company.

GC Companies, Inc. was incorporated in 1993 as a result of a spin-off from Harcourt General. Harcourt General provided certain corporate services to the Company in consideration of a fee based on Harcourt General's costs. Harcourt General's former Chairman, Richard A. Smith, also served as Chairman of the Company until June 19, 2001. The fees payable to Harcourt General have been subject to the approval of the Company's Special Review Committee, a committee of the Board of Directors consisting solely of directors who are not affiliated with Harcourt General. No fees were incurred or paid by the Company to Harcourt General for management and other corporate services in 2001. The fees paid or accrued by the Company to Harcourt General for management and other corporate services were approximately $0.2 million and $0.5 million in fiscal years 2000 and 1999, respectively. The reduction in fees and services was a result of an agreement with Harcourt General which provided that no charges for the services of Richard A. Smith be incurred after April, 2000.

In addition, a majority of the pre-1993 theatre leases to which the Company is a party are guaranteed by Harcourt General (the "Guaranteed Leases"). Pursuant to a Reimbursement and Security Agreement entered into between the Company and Harcourt General at the time the Company became a stand-alone entity (the "Spinoff"), the Company agreed to reimburse Harcourt General for all liabilities, if any, incurred by Harcourt General after the Spinoff in connection with the Guaranteed Leases, and pledged all of the stock of its theatre subsidiaries to Harcourt General as security for such agreement. The Reimbursement and

Security Agreement contained financial and operating covenants; however, enforceability of these covenants and other limitations were stayed in connection with the Chapter 11 proceedings. In consideration of Harcourt General's continuing guarantees of the Guaranteed Leases, the Company paid Harcourt General a guarantor's fee measured as a percentage of the present value of all amounts owing under the Guaranteed Leases for which Harcourt General has potential liability. No guarantee fees were paid or accrued by the Company in 2001 as a result of the Chapter 11 bankruptcy proceedings. The guarantor's fees paid by the Company to Harcourt General for fiscal years 2000 and 1999 were approximately $0.6 million and $0.7 million, respectively. Harcourt General has not guaranteed any theatre leases entered into by the Company following the Spinoff.

In addition, the Company subleases office space and a theatre location from Harcourt General. The rent and rent-related expense associated with this sublease totaled $0.7, $1.2, and $1.2 million in 2001, 2000, and 1999, respectively.

Although Harcourt General has no equity ownership in the Company, Richard A. Smith and certain members of his family (the "Smith Family Group") beneficially own approximately 29.12% of the outstanding shares of common stock of the Company.


ITEM 2.  PROPERTIES

                                    DOMESTIC

As of October 31, 2001, the Company operated 73 theatres with a total of 677 screens in 19 states and the District of Columbia. All of the Company's theatres, with one exception, are operated pursuant to leases. The Company's theatre leases are generally entered into on a long-term basis with terms (including options) ranging from 15 to 40 years. Substantially all domestic leases of the Company are noncancelable. Theatre leases typically provide for rent based on box office receipts subject to an annual minimum rental. The Company also is usually obligated to pay taxes, utilities, common area maintenance costs and certain other expenses related to its leased theatres.

At October 31, 2001, the Company operated in the following major metropolitan markets: Chicago, Illinois; Boston, Massachusetts; Baltimore, Maryland and Washington, DC; northern New Jersey and New York City; Los Angeles, California; Seattle, Washington; Philadelphia, Pennsylvania; Indianapolis, Indiana; and Minneapolis, Minnesota. During 2001, the Company closed seven theatres with 28 screens. The areas impacted by these closings were California with two theatres and nine screens, North Carolina with two theatres and seven screens, Illinois with two theatres and seven screens, and Ohio with a five screen theatre.

The Company's corporate, theatre and investment headquarters are located in Chestnut Hill, Massachusetts, a suburb of Boston. Corporate headquarters' functions include overall administration, finance, accounting, human resources and management of the Company and all investment operations. Theatre headquarters' functions include administration with respect to theatre operations, information services, marketing and real estate development. The Company subleases its corporate and theatre headquarters from Harcourt General, which was sold to Reed Elsivier in August, 2001.

For additional information regarding the Company's lease obligations, see the Notes to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.

                                  INTERNATIONAL

As of October 31, 2001, the Company operates through HGCSA, nine theatres with 87 screens in Argentina, six theatres with 50 screens in Chile, a theatre with 15 screens in Brazil and, through a joint venture, a theatre with eight screens in Uruguay. The average number of screens per theatre is 9.4 with the theatres ranging in size from five to 16 screens. All of the international theatres are operated pursuant to leases. The theatre leases are generally entered into on a long-term basis with terms (including options) ranging from 10 to 30 years.

The theatre leases typically provide for rent based on box office receipts subject to an annual minimal rental and typically will require the payment of taxes, utilities, common area maintenance and certain other expenses related to the leased theatre. Certain Argentina theatre leases require the joint venture to make rent payments in U.S. dollars, which will be impacted by the Argentine government's adoption of a currency system, subsequent to October 31, 2001, allowing the peso to float freely rather than pegging it to the U.S. dollar. This has resulted in a significant devaluation of the peso. On the theatre leases requiring rent payments in U.S. dollars, the joint venture has outstanding loans due from the landlords for construction costs. These loans due from the landlords to the joint venture require payments in U.S. dollars, which partially offset the rent payments. There is the potential that the government will require that contractual payments pegged in U.S. dollars be converted to pesos. Management cannot predict the outcome of possible legislation or the impact a floating peso will have on its operations and cash flows.

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


ITEM 3.  LEGAL PROCEEDINGS

On October 11, 2000, the Company and the following domestic operating subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the US Bankruptcy Code in the United States Bankruptcy Court for the State of Delaware under the case name In re GC Companies, Inc., et. al.

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

In addition, on October 11, 2000, the following domestic subsidiaries filed voluntary petitions for protection under Chapter 7 of US Bankruptcy Code in the United States Bankruptcy Court for the State of Delaware:

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

At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business. Additional information regarding the Chapter 11 cases is set forth in Item 1, Item 7, and Item 8, Financial Statements and Supplementary Data.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                       MATTERS PRICE RANGE OF COMMON STOCK

The Company's Common Stock was traded on the New York Stock Exchange under the symbol "GCX" through June 12, 2001 at which time trading was suspended. The Company's Common Stock began trading on the OTC Bulletin Board under the symbol "GCCXQ" on June 18, 2001. On August 10, 2001, the Company was delisted from the New York Stock Exchange.

The following table sets forth for the periods indicated the high and low prices of the Company's Common Stock in the market systems noted above.

             FISCAL 2001:                             HIGH     LOW
            First Quarter                            $3.29    $1.19
            Second Quarter                           $2.80    $1.55
            Third Quarter                            $2.95    $ .20
            Fourth Quarter                           $1.10    $ .10

             FISCAL 2000:                             HIGH     LOW
            First Quarter                            $29.88   $23.00
            Second Quarter                           $35.75   $27.50
            Third Quarter                            $32.82   $16.13
            Fourth Quarter                           $20.75   $ 1.19

At January 18, 2002, there were 2,449 record holders of Common Stock. In December, 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock through December, 2000. No repurchases were made in fiscal 2000, and the Company did not renew this program in 2001.


                                 DIVIDEND POLICY

The Company has not paid and has no current plans to pay cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its theatre business. The DIP Facility restricts the Company from paying dividends.


ITEM 6.  SELECTED FINANCIAL DATA

(Unaudited)                                                                             Fiscal Years(1)

(Dollar amounts in thousands except for per share amounts)         2001          2000          1999          1998          1997
Revenues                                                       $ 298,443     $ 358,042     $ 386,150     $ 407,386    $ 445,133
                                                              =================================================================
Operating (loss) earnings                                        (17,692)      (92,671)      (13,658)      (66,898)      11,822
Equity losses in theatre affiliates                               (3,042)       (3,643)       (7,468)         (539)          --
Investment (loss) income, net                                     (9,754)      (19,834)       20,116        (1,378)      13,880
Interest expense                                                  (5,374)       (4,311)       (2,430)       (1,048)        (586)
Gain (loss) on disposition of non-operating assets                     1        (1,076)         (382)          593         (100)
                                                              -----------------------------------------------------------------
(Loss) earnings before income taxes                              (35,861)     (121,535)       (3,822)      (69,270)      25,016
Income tax (provision) benefit                                        --        (9,341)        1,529        27,708      (10,257)
                                                              -----------------------------------------------------------------
(Loss) earnings before cumulative effect of
     accounting change                                           (35,861)     (130,876)       (2,293)      (41,562)      14,759
Cumulative effect of accounting change                                --        (4,676)           --            --           --
                                                              -----------------------------------------------------------------
Net (loss) earnings                                            $ (35,861)    $(135,552)    $  (2,293)    $ (41,562)   $  14,759
                                                              =================================================================
(Loss) earnings per share

     Basic
        (Loss) earnings before cumulative effect
            of accounting change                               $   (4.60)    $  (16.89)    $   (0.30)    $   (5.39)   $    1.91
        Cumulative effect of accounting change                        --         (0.60)           --            --           --
                                                              -----------------------------------------------------------------
        Net (loss) earnings                                    $   (4.60)    $  (17.49)    $   (0.30)    $   (5.39)   $    1.91
                                                              =================================================================
     Diluted
        (Loss) earnings before cumulative effect
            of accounting change                               $   (4.60)    $  (16.89)    $   (0.30)    $   (5.39)   $    1.90
        Cumulative effect of accounting change                        --         (0.60)           --            --           --
                                                              -----------------------------------------------------------------
        Net (loss) earnings                                    $   (4.60)    $  (17.49)    $   (0.30)    $   (5.39)   $    1.90
                                                              =================================================================
     Weighted average shares outstanding
        Basic                                                      7,802         7,750         7,715         7,710        7,728
                                                              =================================================================
        Diluted                                                    7,802         7,750         7,715         7,710        7,768
                                                              =================================================================

Depreciation                                                   $  13,001     $  17,255     $  16,256     $  19,180    $  19,229
Marketable equity securities                                   $     481     $   5,361     $ 102,956     $  78,162    $      --
Portfolio investment assets                                    $  64,109     $  68,158     $  54,657     $  61,769    $  87,078
Total assets                                                   $ 219,869     $ 251,339     $ 375,607     $ 389,961    $ 339,600
Bank credit facility (2)                                       $  44,600     $  44,600     $  13,000     $  16,775    $      --
Debtor-in-Possession financing                                 $   2,000     $   7,874     $      --     $      --    $      --
Long-term capital lease obligations (2)                        $      --     $     412     $     990     $   1,722    $   2,254
Other long-term liabilities (4)                                $  38,580     $  34,122     $  36,297     $  33,523    $  31,912
Number of movie screens
     Domestic                                                        677           685         1,052         1,045        1,113
     International(3)                                                160           143           186           120           53
Number of locations
     Domestic                                                         73            78           138           150          175
     International(3)                                                 17            15            18            13            5

(1) The selected financial data are derived from the consolidated financial statements of the Company.

(2) These liability categories are classified in "Liabilities subject to compromise" at October 31, 2001 and 2000.

(3) These locations and screens are owned by the Company's South American joint venture and, as such, are accounted for under the equity method.

(4)      At October 31, 2001 and October 31, 2000, $38,580 and $34,122,
respectively, of other long-term liabilities are classified as "Liabilities subject to a compromise" in the Company's consolidated balance sheets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

In order to alleviate continuing cash flow losses at a number of theatre locations and the inability to reach appropriate resolution to the leases with the landlords at these locations and to restructure the Company's financial obligations, namely the bank credit facility of $44.6 million, equipment and leasehold operating leases of $111.0 million and outstanding letters of credit of $6.7 million, on October 11, 2000 (the "Filing Date"), GC Companies, Inc. and certain of its domestic subsidiaries voluntarily filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Chapter 11 cases"). Certain other subsidiaries of the Company, located in Georgia, Tennessee, Florida, Louisiana, and Rhode Island, filed petitions for relief under Chapter 7 of the United States Bankruptcy Code ("Chapter 7" or the "Chapter 7 cases"). The Chapter 11 cases and Chapter 7 cases are herein referred to as the "Bankruptcy Proceedings". The Company is presently operating its domestic theatre business and managing its investment assets as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court in the State of Delaware (the "Bankruptcy Court"). The Company's subsidiary which holds the Company's interest in its South American theatre joint venture did not file a petition for reorganization because there were no significant outstanding liabilities on the books of the entity other than an intercompany payable to the Company. As a result, the Company's subsidiary which holds the Company's interest in the South American joint venture is not subject to the jurisdiction of the Bankruptcy Court. Management does not anticipate that the Company's Chapter 11 filing will have any impact on the South American joint venture's revenues.

The Company closed 55 locations with 375 screens in the fourth quarter of 2000 and seven theatres with 28 screens in fiscal year 2001. These closures will permit the ongoing losses associated with those theatres to be eliminated. The Bankruptcy Proceedings will allow the Company to incur a far lower cost to terminate these leases than would have been incurred had these leases been terminated outside of the Bankruptcy Proceedings because of the lease termination cost limitation contained in Section 502(b)(6) of the Bankruptcy Code. The Company is negotiating with certain of its remaining landlords and is continuing to evaluate its remaining leases as part of its reorganization plan process. The Company has addressed its general and administrative costs, and these have already been reduced in part as a result of the downsizing of the number of theatres operated and other management initiatives.

In the Chapter 11 cases, approximately $196.4 million of liabilities as of October 31, 2001 are subject to compromise under a plan of reorganization filed on December 21, 2001 (the "Reorganization Plan") to be voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and a final determination of the allowable claim will be made by the Bankruptcy Court. These claims may also be subject to adjustment depending on the determination of the validity and the value of the security held in respect of certain claims. The ultimate amount and settlement terms for such liabilities are subject to the Reorganization Plan and, accordingly, are not presently determinable.

On December 6, 2001, the Company entered into a letter of intent pursuant to which AMC Entertainment Inc. ("AMC") would acquire all of the stock of the Company in accordance with the Reorganization Plan. On January 16, 2002, the Company and AMC executed a definitive Stock Purchase Agreement. In addition, the Company entered into an interim operating agreement with AMC relating to the conduct of the Company's business prior to the effective date of the Reorganization Plan. AMC has also entered into a support agreement with certain key creditors of the Company, namely Harcourt General, Inc., General Electric Capital Corporation and the Official Committee of Unsecured Creditors in the Chapter 11 cases of the Company and certain of its subsidiaries, wherein each of the creditor parties to the support agreement has agreed to support AMC's bid to acquire the Company if the Reorganization Plan treats their claim as described in the support agreement.

The Reorganization Plan is subject to Bankruptcy Court approval, a vote of the Company's creditors and certain other conditions. Under the Reorganization Plan, AMC will become the owner of all of the stock of the reorganized GC Companies, Inc. and will pay the Company's creditors consideration, consisting of cash, AMC senior subordinated notes or AMC common stock, having a value between $175 million and $195 million plus assumed debt of $28.5 million based upon the estimated date of confirmation of the proposed Reorganization Plan of March 12, 2002, among other factors. The ultimate amount AMC will pay the creditors of the Company is not presently determinable and will depend, among other things, upon:
(i) a final determination of allowed claims that will be made by the Bankruptcy Court; (ii) the form of consideration chosen by certain of the creditors of the Company to whom alternatives are available; (iii) the form of recovery and consideration AMC chooses to issue to specified creditors of the Company; (iv) the amount of cash otherwise available to the Company at the effective date of the Reorganization Plan; and (v) the length of time it takes to consummate the transaction. The Reorganization Plan sets forth the terms and provisions of the Company's reorganization and AMC's acquisition of all of the common stock of the Company.

If the Reorganization Plan is confirmed by the Bankruptcy Court and implemented, all existing shares of the Company's common stock will be canceled and will no longer represent an equity interest in the Company; however, on terms and conditions set forth in the Reorganization Plan, existing holders of the Company's common stock may be provided with the opportunity to participate in a newly formed entity which will hold assets of the Company's investment portfolio. However, if a party in interest objects to such participation, and such objection is sustained by the Bankruptcy Court, existing holders of the Company's common stock will not receive a right to participate in the newly formed entity, nor will they receive any consideration for their shares in the Company.

Management's objective is to have the Reorganization Plan confirmed prior to the expiration of the DIP Facility on March 31, 2002 and believes that this timing is reasonably likely. However, there can be no assurance of a confirmation by this date. Until the Reorganization Plan is confirmed by the Bankruptcy Court, there can be no assurance that the Company will emerge from these reorganization proceedings, and the effect of the terms and conditions of such Reorganization Plan on the Company's business cannot be determined.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to maintain compliance with debt covenants under the DIP Facility and confirmation by the Bankruptcy Court of the Reorganization Plan.

                           Forward-Looking Statements

With respect to the foregoing, forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements; however, the foregoing description of subsequent events also contains other forward-looking statements. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the overall viability of the Company's long-term operational reorganization and financial restructuring plan; the involvement of our secured and unsecured creditors in the Chapter 11 proceedings; the Bankruptcy Court approval of the proposed Reorganization Plan and the related potential AMC acquisition and numerous other approvals incident to the Company's operations in Chapter 11 and the Company's ultimate reorganization; competitive pressure in the Company's market; dependence upon motion picture productions and performance; seasonality; business conditions in the movie industry and other complementary markets; the ability of the Argentina and Chile companies to successfully renegotiate their debt financing agreements; the impact on the Company's joint venture operations and cash flows in Argentina as a result of the recent economic and political turmoil; general economic conditions and the risk factors detailed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10K for the year ended October 31, 2001. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission under Federal securities laws.


                              RESULTS OF OPERATIONS
   YEAR ENDED OCTOBER 31, 2001 COMPARED WITH THE YEAR ENDED OCTOBER 31, 2000

Net losses decreased $99.7 million to $35.9 million in 2001 from $135.6 million in 2000. Net losses in 2001 included reorganization items related to the Bankruptcy Proceedings of $21.7 million and impairment charges on the investment portfolio of $4.4 million. Net losses in 2000 included an impairment and restructuring charge of $37.6 million relating to the nonrecoverability of assets of the Company's domestic theatre businesses and ventures, a reorganization charge of $28.9 million related to the Bankruptcy Proceedings as well as impairment charges on the investment portfolio of $19.1 million. Theatre operations showed a loss of $8.9 million in 2001 compared to a loss of $73.8 million in 2000. Operating losses after corporate expenses for 2001 were $17.7 million, a decrease of $75.0 million from operating losses after corporate expenses of $92.7 million in 2000. Earnings before interest, taxes, depreciation, gain on disposition of theatre assets, impairment, restructuring and reorganization ("Operating EBITDA") was $16.9 million for 2001, an improvement of $26.5 million over the Operating EBITDA loss of $9.6 million in 2000.


                                Theatre Revenues

Total revenues decreased 16.6% to $298.4 million for the year ended October 31, 2001 from $358.0 million for the same period in 2000, primarily attributable to a 20.1% decrease in patronage partially offset by a 7.4% increase in average ticket price and a 2.0% increase in concession sales per patron. The decrease in patronage was mainly due to the Company operating fewer theatres during the year. In 2000, the Company closed 64 theatres with 417 screens, of which 55 theatres with 375 screens were closed in the fourth quarter. Seven theatres with 28 screens were closed in fiscal year 2001. The Company operated domestically 677 screens at 73 locations at October 31, 2001 compared to 685 screens at 78 locations at October 31, 2000. The increase in average ticket prices was due to the theatres closed in the fourth quarter of 2000, which had lower average ticket prices, and moderate price increases during the summer of 2001. A growth in concessions sales per patron was principally attributable to the theatres closed in the fourth quarter of 2000, which had lower concession sales per person.

                           Costs of Theatre Operations

Cost of theatre operations (film rentals, concessions, theatre operations and administrative expenses and depreciation) for the year ended October 31, 2001 decreased $88.2 million to $292.8 million in 2001 from $381.0 million last year. As a percentage of total revenues, cost of theatre operations was 98.1% for the year ended October 31, 2001 compared to 106.4% for the year ended October 31, 2000. This decreased percentage of the cost of theatre operations to total revenues for the year compared to the same period in 2000 was primarily due to lower rent and rent related expenses, a decrease in theatre payroll costs, lower administrative costs and a decrease in advertising expenses. These decreases were partially offset by lower film margins.

                              Reorganization Items

For the year ended October 31, 2001, the Company recorded the following expenses directly associated with the Bankruptcy Proceedings: professional fees of $8.1 million, lease termination charges of $12.8 million, the write-off of certain assets of $0.9 million and severance and retention costs for personnel of approximately $0.8 million. These charges were partially offset by an early lease termination credit of $0.4 million and interest income of $0.5 million earned by the Company on the cash accumulated and invested during the Bankruptcy Proceedings. In 2000, the Company incurred and recorded the following expenses directly associated with the Bankruptcy Proceedings: reorganization items of $28.9 million, which included the write-off of the net book value of assets of $6.0 million for the 55 theatres closed during the fourth quarter, accrued lease termination costs of $20.0 million, professional services related to the bankruptcy of $2.4 million and severance costs of $0.5 million.

                               Corporate Expenses

Corporate expenses decreased 54.0% to $1.8 million in 2001 from $3.8 million in 2000, primarily due to a reduction of expenses as a result of decreasing the number of theatres the Company operates and other management initiatives.

                       Equity Losses in Theatre Affiliates

The Company's South American joint venture is 50% owned and is accounted for under the equity method. As a result, the operations of the joint venture are included within the line item

"Equity losses in theatre affiliates" within the Company's consolidated statements of operations. The revenues and expenses of the South American joint venture are not consolidated into the Company's financial statements. The subsidiary that holds the 50% interest in the South American joint venture did not file for bankruptcy because there were no significant outstanding liabilities on the books of the entity other than an intercompany payable to the Company. Management does not anticipate that the Company's Chapter 11 filing will have any impact on the South American joint venture's revenues. However, 50% of the $46.0 million debt, of which a portion is denominated in U.S. dollars, of the South American joint venture is guaranteed by the Company. Subsequent to October 31, 2001, HGCSA was in default of the Argentina and Chile debt financing agreements as the debts became due in December 2001 and payment was not made in accordance with the agreements. Management of the Argentine and Chilean companies and HGCSA are in negotiations with the financial institutions to restructure the debt financing agreements. Subject to the results of these negotiations, the guarantees may become unsecured claims of the Company and be resolved through its Bankruptcy Proceedings. In the event that the negotiations to restructure the financing agreements are unsuccessful and the financial institutions elect to demand payment, the Argentine and Chilean companies would be unable to make such payment. Therefore, the Company's investment in HGCSA, represented by the Argentine and Chilean subsidiaries, would become fully impaired. The carrying value of the investment attributable to Argentina and Chile operations is in excess of $30 million.

The Company recorded equity losses in theatre affiliates of $3.0 million for the year ended October 31, 2001 compared to $3.6 million for the prior year. Included in the equity losses in theatre affiliates for the year ended October 31, 2000, was a charge of $1.6 million related to the Company's Mexican theatre investment, which was sold in May of 2000. Revenues of the HGCSA joint venture increased 1.8% to $60.1 million for the year ended October 31, 2001 from $59.1 million for the year ended October 31, 2000, primarily due to increased patronage because of additional theatres operating during fiscal year 2001 compared to fiscal year 2000. HGCSA operated 160 screens in 17 theatres at October 31, 2001 compared to 143 screens in 15 theatres at October 31, 2000. The increased patronage was partially offset by a lower average ticket price, which resulted from a discounting of prices to attract patrons in response to a very weak economy in Argentina. The pre-tax loss of HGCSA increased to $4.2 million for the year ended October 31, 2001 compared to a loss of $1.5 million for the year ended October 31, 2000, primarily due to higher depreciation expense, occupancy costs, interest expense and a charge of $0.7 million for pre-construction costs associated with potential theatre development no longer being pursued. Operations of the theatres in Argentina have been negatively impacted by the continuing decline of Argentina's economy.

                        RECENT DEVELOPMENTS IN ARGENTINA

Subsequent to October 31, 2001, the government of Argentina imposed restrictions on the withdrawal of cash balances from individuals' bank accounts and has restricted the ability of companies to pay vendors located outside of Argentina. These fiscal policies, as well as continuing economic difficulties and political turmoil have resulted in public demonstrations in Argentina, which required the shutdown of several theatres for a short period of time and a decline in theatre attendance subsequent to October 31, 2001. In January 2002, the government of Argentina announced the adoption of a currency system allowing the peso to float freely rather than pegging it to the U.S. dollar. This has resulted in a significant devaluation of the peso. As operating cash inflows and outflows of the Argentine subsidiary are predominantly denominated in pesos and the debt service payments of the Argentine subsidiary are denominated in U.S. dollars, the realization of the Company's investment in Argentina is dependent upon the Argentine operation's ability to generate sufficient pesos to pay debt service and provide for a return on investment to the joint venture. Because of the recency of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could possibly have on the joint ventures' operations, cash flows and its ability to meet its debt obligations. Accordingly, while the Company's investment in Argentina is currently impaired, management has not determined that the impairment is other than temporary; therefore, no charge to operations has been recorded.

                          Investment (Loss) Income, Net

The Company recorded an investment loss of $9.8 million in fiscal year 2001 compared to an investment loss of $19.8 million for fiscal year 2000. The Company's investment loss during the year ended October 31, 2001 included equity losses in portfolio investments of $3.8 million, management and administrative costs of approximately $1.4 million, a charge of $4.4 million for the other than temporary impairment taken on El Sitio, Inc. (now Claxson Interactive Group Inc.) and other net charges of $0.1 million. The Company's investment loss during fiscal year 2000 included a charge of $9.6 million for the other than temporary impairment taken on American Capital Access ("ACA"), a charge of $9.5 million on MotherNature.com, a realized pre-tax loss of $2.9 million on the sale of the remaining shares of Global TeleSystems, Inc. in the fourth quarter, equity losses of $1.5 million, management and administrative costs of $3.3 million and performance-based compensation of $2.0 million. These investment losses were partially offset by the realized pre-tax gain of $8.0 million on the sale of PrimaCom, interest and dividend income of $0.6 million as well as miscellaneous income of $0.4 million.

                                Interest Expense

The Company's interest expense increased to $5.4 million for the year ended October 31, 2001 compared to $4.3 million in 2000, mainly due to adequate protection payments of $ 3.9 million on the outstanding bank credit facility of $44.6 million and borrowings during the year under the Company's DIP Facility.

                               Income Tax Expense

The Company recorded no income tax benefit for the year ended October 31, 2001 due to the uncertainty surrounding the future realization of such benefits.


                              RESULTS OF OPERATIONS
       YEAR ENDED OCTOBER 31, 2000 VERSUS THE YEAR ENDED OCTOBER 31, 1999

Net losses increased $133.3 million to a loss of $135.6 million in 2000 from a net loss of $2.3 million in 1999. The net loss in 2000 included an impairment and restructuring charge of $37.6 million relating to the nonrecoverability of assets of the Company's domestic theatre businesses and ventures, a reorganization charge of $28.9 million related to the Bankruptcy Proceedings as well as impairment charges on the investment portfolio of $19.1 million. Net losses in 1999 included $19.9 million of pre-tax gains associated with the Company's marketable securities and investment portfolio, a pre-tax gain of $2.1 million related to a sale of a theatre in New York, a charge of $6.7 million relating to restructuring of the domestic theatre business, a charge of $3.5 million to write-down the net book values of impaired theatre assets, a charge of $3.6 million to accrue for lease termination costs, a gain of $8.5 million related to lease settlements less than the amount previously accrued and a gain of $7.9 million related to change in estimates of lease termination costs. Theatre operations showed a loss of $73.8 million in 2000 compared to a loss of $6.2 million in 1999. Operating losses after corporate expenses for 2000 were $92.7 million, an increase of $79.0 million from an operating loss after corporate expenses of $13.7 million in 1999.


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

Impairment of assets in 2000 includes a charge of $27.3 million to write-down fixed assets of under-performing theatres currently operating under Chapter 11 and a charge of $6.9 million for the impairment of assets of the Company's domestic joint venture as a result of the inability of the venture to obtain funds for required capital expenditures.

During the ordinary course of business, management has and will make determinations that impact the recoverability of theatre assets. Such decisions impacted operations in 2000 and 1999. As part of the Company's annual budgeting process, management has and will review the long-lived assets used in the theatre business for impairment. This analysis has and will take place at the individual theatre level, which management believes is the lowest level for which there are identifiable cash flows. In addition, management has and will review internal management reports as well as monitor current and potential future competition in its markets for indicators of impairment of individual theatre assets. As a result of this analysis, management has and will determine whether impairment has occurred, whether a write-down of the asset carrying value to fair value is required and whether to abandon or continue to operate the theatre. The impairment loss is measured as the amount by which the carrying value of the asset exceeds the fair value, which is based on management's estimates. The primary technique to determine fair value is to discount the future cash flows of the theatre. There is considerable management judgement necessary to determine the future cash flows of a theatre, and, accordingly, actual results could vary significantly from such estimates.

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

                          Investment Income (Loss), Net

The Company recorded an investment loss of $19.8 million for the year ended October 31, 2000 compared to investment income of $20.1 million for the same period in 1999. The Company's investment loss during fiscal year 2000 included a charge of $9.6 million for the other than temporary impairment taken on American Capital Access ("ACA"), a charge of $9.5 million on MotherNature.com, a realized pre-tax loss of $2.9 million on the sale of the remaining shares of Global TeleSystems, Inc. in the fourth quarter, equity losses of $1.5 million, management expenses of $3.3 million and performance-based compensation of $2.0 million. These investment losses were partially offset by the realized pre-tax gain of $8.0 million on the sale of PrimaCom, interest and dividend income of $0.6 million as well as miscellaneous income of $0.4 million. The Company's investment income for the year ended October 31, 1999 included the unrealized pre-tax gain on the PrimaCom trading securities of approximately $14.7 million, the realized pre-tax gain on the GTS trading and available-for-sale securities sold during fiscal 1999 of approximately $10.3 million, the realized pre-tax gain recognized on the shares of PrimaCom trading securities of $5.2 million, the realized gain of $2.1 million on the lifting of restrictions on GrandVision escrow shares held by the Company, partially offset by the realized pre-tax loss of $2.9 million on the GrandVision available-for-sale securities sold during the fourth quarter, performance-based compensation of $0.9 million and miscellaneous investment losses of $0.1 million. This income was partially offset by the impairment charge on the Teletrac investment of $8.3 million.

                                Interest Expense

The Company's interest expense increased to $4.3 million for the year ended October 31, 2000 compared to $2.4 million in 1999 mainly due to increased borrowings outstanding during the year under the revolving credit facility, a higher interest rate and interest accrued on the DIP Facility.

                               Income Tax Expense

The Company recorded an income tax provision of $9.3 million in 2000. No benefit from losses incurred was recorded due to uncertainty surrounding the recoverability of such losses. The Company's effective tax rate was 40% in 1999.

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


                         LIQUIDITY AND CAPITAL RESOURCES

On October 11, 2000, the Company and certain of its subsidiaries filed a petition to reorganize under Chapter 11. As a result, substantially all of the Company's pre-petition debts, obligations and guarantees as of this date are stayed from collection or action by creditors and, with the exception of the payment of pre-petition obligations to film distributors, pre-petition obligations on leases assumed by the Company as approved by the Bankruptcy Court, as well as sales and trust fund taxes and workers' compensation claims, no payments have been made to date with respect to these pre-petition claims. In 2001, the Company made payments on pre-petition film payables of $6.5 million and payments of pre-petition liabilities for assumed leases of $5.2 million. The Company is operating its domestic theatre business in the ordinary course and is paying all post-petition debts and liabilities on normal terms as they become due. In order to finance the Company's operations and its obligations to pay adequate protection payments to secured creditors of the Company and certain of its subsidiaries, the Company has entered into a DIP Facility, which is held by three financial institutions that have previously done business with the Company, in the amount of $45.0 million. The Company completed all domestic theatre construction project commitments prior to the Chapter 11 filing and has no remaining construction commitments to be financed. The DIP Facility is available to the Company through the earlier of emergence from Chapter 11 or March 31, 2002. It is management's belief that along with estimated cash flow from operations, this DIP Facility amount is sufficient to fund its operations through March 31, 2002. The DIP Facility restricts the sale of certain investment assets, without DIP Lender approval.

On December 6, 2001, the Company entered into a letter of intent pursuant to which AMC Entertainment Inc. ("AMC") would acquire all of the stock of the Company in accordance with the plan of reorganization filed with the Bankruptcy Court on December 21, 2001 (the "Reorganization Plan"). On January 16, 2002, the Company and AMC executed a definitive Stock Purchase Agreement. In addition, the Company entered into an interim operating agreement with AMC relating to the conduct of the Company's business prior to the effective date of the Reorganization Plan. AMC has also entered into a support agreement with certain key creditors of the Company, namely Harcourt General, Inc., General Electric Capital Corporation and the Official Committee of Unsecured Creditors in the Chapter 11 cases of the Company and certain of its subsidiaries, wherein each of the creditor parties to the support agreement has agreed to support AMC's bid to acquire the Company if the Reorganization Plan treats their claim as described in the support agreement.

The Reorganization Plan is subject to Bankruptcy Court approval, a vote of the Company's creditors and certain other conditions. Under the Reorganization Plan, AMC will become the owner of all of the stock of the reorganized GC Companies, Inc. and will pay the Company's creditors consideration, consisting of cash, AMC senior subordinated notes or AMC common stock, having a value between $175 million and $195 million plus assumed debt of $28.5 million based upon the estimated date of confirmation of the proposed Reorganization Plan of March 12, 2002, among other factors. The ultimate amount AMC will pay the creditors of the Company is not presently determinable and will depend, among other things, upon:
(i) a final determination of allowed claims that will be made by the Bankruptcy Court; (ii) the form of consideration chosen by certain of the creditors of the Company to whom alternatives are available; (iii) the form of recovery and consideration AMC chooses to issue to specified creditors of the Company; (iv) the amount of cash otherwise available to the Company at the effective date of the Reorganization Plan; and (v) the length of time it takes to consummate the transaction. The Reorganization Plan sets forth the terms and provisions of the Company's reorganization and AMC's acquisition of all of the common stock of the Company.

If the Reorganization Plan is confirmed by the Bankruptcy Court and implemented, all existing shares of the Company's common stock will be canceled and will no longer represent an equity interest in the Company; however, on terms and conditions set forth in the Reorganization Plan, existing holders of the Company's common stock may be provided with the opportunity to participate in a newly formed entity which will hold assets of the Company's investment portfolio. However, if a party in interest objects to such participation, and such objection is sustained by the Bankruptcy Court, existing holders of the Company's common stock will not receive a right to participate in the newly formed entity, nor will they receive any consideration for their shares in the Company.


Management's objective is to have the Reorganization Plan confirmed prior to the expiration of the DIP Facility on March 31, 2002 and believes that this timing is reasonably likely. However, there can be no assurance of a confirmation by this date. Until the Reorganization Plan is confirmed by the Bankruptcy Court, there can be no assurance that the Company will emerge from these reorganization proceedings, and the effect of the terms and conditions of such Reorganization Plan on the Company's business cannot be determined.

Operating cash flow improved as a result of the non-performing theatres closed in 2000 and 2001 and reductions made in administrative costs. Earnings before interest, taxes, depreciation, gain on the disposition of theatre assets, impairment, restructuring and reorganization ("Operating EBITDA") was $16.9 million for 2001, an improvement of $26.5 million over the Operating EBITDA loss of $9.6 million in 2000. In 2001, the Company closed seven theatres with 28 screens. In the fourth quarter of 2000, the Company closed 55 theatres with 375 screens. During the year, prior to closing, these theatres collectively generated an Operating EBITDA loss of $10.6 million. As a result of these closings in 2001 and 2000, the cash losses from these leases have been eliminated. General and administrative costs were reduced as part of the downsizing of the number of theatres operated and other management initiatives.

Cash paid for reorganization related items totaled $11.6 million for the year ended October 31, 2001 and included the following items: professional fees of $5.2 million, assumed lease liabilities of $5.2 million, and personnel related costs of $1.2 million. These cash payments were offset by $0.5 million of interest earned on the cash accumulated and invested during the Bankruptcy Proceedings.

                                Domestic Theatres

Virtually all of the Company's revenues are collected in cash, principally through theatre admissions and concession sales. The Company has an operating "float" which partially finances its operations and allows the Company to operate on a negative working capital basis. This "float" exists because admissions and concessions revenues are typically received in cash, while film rentals and concessions costs are ordinarily paid to suppliers generally 14 to 30 days after the receipt of box office admissions and concessions revenues. Occasionally, the Company is required to make film advances to distributors. Significant changes to components of the Company's working capital will be discussed in the appropriate sections below. At October 31, 2001, the Company had cash and cash equivalents of $9.5 million.

The Company has significant lease commitments, and substantially all domestic leases of the Company are non-cancelable. Lease payments totaled $53.0 million in 2001 and are anticipated to approximate $41.9 million in 2002. The decrease in minimum lease payments is due to the theatres closed in 2000 and 2001.

For the year ended October 31, 2001, the Company made capital expenditures of $1.6 million for leasehold improvements, furniture and equipment purchases as well as information services related projects. Domestic capital expenditures are expected to approximate $3.5 million in 2002 to cover major maintenance and repairs of the theatres as well as upgrades to certain information systems. The amount expended each year for major repairs and maintenance of theatres can vary depending on need and is not easily predicted. The amount of capital expenditures in 2001 was significantly less than 2000 and previous years as such capital expenditures primarily represented maintenance capital spending. The Company is not currently building new theatres and therefore did not incur capital expenditures relating to new construction in 2001. The Company opened five new theatres in 2000, with the last theatre opened in June, 2000. The construction costs of these five new theatres are the majority of the $61.5 million of capital expenditures in 2000.

Over the past year, several theatre exhibitors have filed for bankruptcy protection in the United States. As a result, certain older under-performing theatres have been closed and new construction has been significantly reduced, which has led to a decrease in the number of screens operating in the United States. The Company cannot presently determine or reasonably estimate the extent of additional closings of theatre screens that could possibly occur in the United States, the markets to be directly impacted by the theatre screen closings and the effect this could possibly have on the Company's operations.

During the year, the film studios were able to negotiate labor agreements with the Writers Guild of America and Screen Actors Guild therefore avoiding possible labor strikes which were threatened during the spring and summer of 2001.

                             International Theatres

Operations in South America are undertaken through equity method investees. Fluctuations in the market value of the underlying equity are not reported for financial statement purposes nor can a sensitivity analysis be performed relative to the market risk of the underlying equity. Because operations are conducted utilizing local currencies, the Company's results of operations are exposed to foreign currency exchange rate changes.

The Company does not consider its cash flows from its international operations to be exposed to exchange rate risk because it has no intention of repatriating earnings from the South American locations, some of which are denominated in U.S. dollars and others are denominated in local currencies. The Company guarantees certain of the international joint venture debt facilities. In the event of default under these debt facilities and if such guarantees were called, the guaranteed obligations denominated in local currencies would be subject to change in foreign currency exchange rates.

During the year ended October 31, 2001, the Company opened two theatres with 17 screens in Argentina through its South American joint venture. Future advances may be required of the partners under the South American joint venture agreement, if sufficient bank financing is not available. The joint venture currently does not have any outstanding commitments to construct new theatres.

In September, 2001, the Company made a capital contribution of $1.8 million to its South American joint venture.

HGCSA has a $50.0 million debt financing arrangement denominated in U.S. dollars with two major financial institutions to fund its operations in Argentina, which is secured by the several guarantee of the joint venture's partners. There is currently no availability of this financing beyond $28.0 million as the remaining funds were not drawn prior to the expiration of the funding commitment on December 29, 2000. Under the several guarantee of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At October 31, 2001, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $14.0 million.

HGCSA has debt arrangements for a total of approximately $18.0 million with financial institutions to fund its operations in Chile, which is secured by the several guarantee of the joint venture's partners. Under the debt arrangements, the Company is liable for 50% of the outstanding borrowings. At October 31, 2001, the Company's portion of the outstanding borrowings under these facilities that it guarantees was approximately $9.0 million, which was comprised of $7.3 million of outstanding borrowings and $1.7 million of outstanding guarantees. In respect of these outstanding guarantees the Company invested approximately $1.3 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at October 31, 2001. This certificate of deposit is included in other current assets in the consolidated balance sheets.

Subsequent to October 31, 2001, HGCSA was in default of the Argentina and Chile debt financing agreements as the debts became due in December 2001 and payment was not made in accordance with the agreements. Management of the Argentina and Chile companies and HGCSA are in negotiations with the financial institutions to restructure the debt financing agreements. Subject to the result of these negotiations, the guarantees may become unsecured claims of the Company and be resolved through its Bankruptcy Proceedings. In the event that the negotiations to restructure the financing agreements are unsuccessful and the financial institutions elect to demand payment, the Argentine and Chilean companies would be unable to make such payment. Therefore, the Company's investment in HGCSA, represented by the Argentine and Chilean subsidiaries, would become fully impaired. The carrying value of the investment attributable to Argentina and Chile operations is in excess of $30 million.

In May 2001, the Company received $6.4 million as payment in full on a note receivable, which arose from the sale of the Mexican theatre investment in 2000.

                        Recent Developments in Argentina

Subsequent to October 31, 2001, the government of Argentina imposed restrictions on the withdrawal of cash balances from individuals' bank accounts and has restricted the ability of companies to pay vendors located outside of Argentina. These fiscal policies, as well as continuing economic difficulties and political turmoil have resulted in public demonstrations in Argentina, which required the shutdown of several theatres for a short period of time and a decline in theatre attendance subsequent to October 31, 2001. In January 2002, the government of Argentina announced the adoption of a currency system allowing the peso to float freely rather than pegging it to the U.S. dollar. This has resulted in a significant devaluation of the peso. As operating cash inflows and outflows of the Argentine subsidiary are predominantly denominated in pesos and the debt service payments of the Argentine subsidiary are denominated in U.S. dollars, the realization of the Company's investment in Argentina is dependent upon the Argentine operation's ability to generate sufficient pesos to pay debt service and provide for a return on investment to the joint venture. Because of the recency of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could possibly have on the joint ventures' operations, cash flows and its ability to meet its debt obligations. Accordingly, while the Company's investment in Argentina is currently impaired, management has not determined that the impairment is other than temporary; therefore, no charge to operations has been recorded.

                              Investment Portfolio

At October 31, 2001, marketable equity securities were $0.5 million, a decrease of $4.9 million from the balance at October 31, 2000. The decrease in marketable securities during the year ended October 31, 2001 was primarily due to a decrease in value of the Company's El Sitio, Inc. (now Claxson Interactive
Group Inc.) shares. In addition, the fair value of the Company's investment in VeloCom is valued at an amount less than its carrying cost. Management believes this impairment is not permanent as VeloCom's operating entity's balance sheet was recapitalized, and the most recent projections contemplate a recovery of invested capital, and, therefore, management has not recorded a charge to its consolidated statements of operations to reduce the carrying value of the investment.

During the year ended October 31, 2001, the Company received an initial distribution of liquidation proceeds of $0.6 million on its holdings in MotherNature.com.

                                      Other

In connection with the Company's Chapter 11 filing, the Company entered into a DIP Facility providing for up to $45.0 million of financing, available on a revolving basis, which was authorized by the Bankruptcy Court. In 2001, the Company made net principal payments of $5.9 million on the DIP Facility. The average interest rate was 9.6%. Proceeds of the DIP Facility may be utilized for expenditures approved by the DIP Facility lenders under an approved DIP Facility budget. As a condition to the DIP Facility, the Company has agreed to certain restrictions, which limit capital expenditures and which prevent the Company from: (a) borrowing additional funds other than through the DIP Facility; (b) entering into any new financial leasing transactions; (c) making any additional portfolio investments; (d) making any distributions from the Company; and (e) making certain sales of portfolio investments without the consent of the DIP Facility lenders. Given the restrictions contained in its DIP Facility, during the term of the DIP Facility, the Company (a) will not enter into any new domestic theatre lease commitments; (b) will not make new investments; and (c) may utilize in whole or in part, any net proceeds received from the future sales of assets to prepay the DIP Facility.

In September, 2001, the maturity date of the DIP Facility was extended to the earlier of the Company emerging from bankruptcy or March 31, 2002.

                        Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, was required to be adopted by the Company on November 1, 2000. The effect of adopting this standard was not material to the Company's financial position or results of operations or cash flows.

In July, 2001, SFAS no. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" were issued. SFAS No. 141 requires all business combinations to be accounted for using the purchase method effective for transactions initiated after June 30, 2001. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets as well as initiates an annual review for impairment.

The Company is required to adopt SFAS No. 142 in the first quarter of fiscal year 2003. Goodwill amortization expense for each of the three fiscal years ending on October 31, 2001 approximated $0.8 million. The Company has goodwill associated with its equity method investment in HGCSA of approximately $4.6 million at October 31, 2001.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement amends the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement, which excludes goodwill from its scope, establishes the methodology to be used for evaluating (i) long-lived assets to be held and used, (ii) long-lived assets to be disposed of other than by sale, and (iii) long-lived assets to be disposed of by sale, for both ongoing and discontinued operations. In addition, SFAS No. 144 broadens the treatment of discontinued operations to include components of an entity rather than just segments of a business. SFAS No. 144 is required to be adopted by the Company in fiscal 2003. The Company has not completed the process of evaluating the impact that will result from adopting this statement and is therefore unable to disclose the impact that adopting SFAS No. 144 will have on its financial position and results of operations.

ITEM 7a  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company operates in three major reported segments. The first segment is the domestic motion picture exhibition market. The second segment is the South American motion picture exhibition market which it operates through equity method investees. The third segment is a venture capital arm which holds investments in a variety of companies in several industries. Disclosures under this heading address risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk-sensitive instruments.

The domestic motion picture exhibition segment is subject primarily to interest rate risks. As a result of the Company's Bankruptcy Proceedings, the Company entered into the DIP Facility. The Company had $2.0 million outstanding under the DIP Facility at October 31, 2001. Prior to its Chapter 11 filing, the Company borrowed money under its bank credit facility to fund operating needs, and at October 31, 2001, the Company had outstanding borrowings of $44.6 million. The Company's exposure related to variable interest rates resides in the earnings and cash flow implications caused by changes in interest rates. However, a 100 basis point change in the variable rate of interest paid by the Company on its outstanding borrowings under its DIP Facility and bank credit facility would not have a significant impact on either the earnings or cash flows of the Company. As a result of the Chapter 11 filing by the Company, principal and interest payments may not be made on pre-petition debt (other than court approved adequate protection payments) until the Reorganization Plan defining the repayment terms has been approved by the Bankruptcy Court.

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

The Company does not consider its cash flows from international operations to be exposed to exchange rate risk because it has no intention of repatriating earnings from the South American locations. Certain of the international joint venture debt facilities are guaranteed by the Company and certain of the debt facilities are in local currency. In the event of default under certain of these debt facilities and, if such guarantees were called, the guaranteed obligations would be subject to changes in foreign currency exchange rates.

Subsequent to October 31, 2001, the government of Argentina imposed restrictions on the withdrawal of cash balances from individuals' bank accounts and has restricted the ability of companies to pay vendors located outside of Argentina. These fiscal policies, as well as continuing economic difficulties and political turmoil have resulted in public demonstrations in Argentina, which required the shutdown of several theatres for a short period of time and a decline in theatre attendance subsequent to October 31, 2001. In January 2002, the government of Argentina announced the adoption of a currency system allowing the peso to float freely rather than pegging it to the U.S. dollar. This has resulted in a significant devaluation of the peso. As operating cash inflows and outflows of the Argentine subsidiary are predominantly denominated in pesos and the debt service payments of the Argentine subsidiary are denominated in U.S. dollars, the realization of the Company's investment in Argentina is dependent upon the Argentine operation's ability to generate sufficient pesos to pay debt service and provide for a return on investment to the joint venture. Because of the recency of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could possibly have on the joint ventures' operations, cash flows and its ability to meet its debt obligations. Accordingly, while the Company's investment in Argentina is currently impaired, management has not determined that the impairment is other than temporary; therefore, no charge to operations has been recorded.

The Company's investment portfolio is primarily exposed to risks arising from changes in equity prices. Such portfolio has been segmented into two categories. The first category of investments held in the portfolio relate to those marketable equity securities classified as available-for-sale. Three investment holdings are classified herein at October 31, 2001: the Company's investments in El Sitio, now known as Claxson Interactive Group Inc. ("Claxson") (NASDAQ:XSON), a multi-platform new media company that provides integrated, branded entertainment content targeted to Spanish and Portuguese speakers around the world; MotherNature.com, a Web-based retailer of vitamins, supplements and minerals; and GrandVision ("GPS"), an optical and photo retailer that is publicly-traded on the French Exchange under the symbol "GPS." El Sitio, now known as Claxson (after a 1-for-10 reverse share split on August 22, 2001 and after an exchange of El Sitio shares for Claxson shares on September 24, 2001) shares during the year ended October 31, 2001 have traded as high as $33.75 and as low as $2.10. At October 31, 2001,the Claxson shares closed at $2.10. MotherNature.com shares during the year ended October 31, 2001 have traded as high as $.94 and as low as $.07, post liquidating distribution of $0.85 per share. At October 31, 2001, the MotherNature.com shares closed at $.085. During the year ended October 31, 2001, the GPS shares have traded as high as 23.47 euros and as low as 13.5 euros. As of October 31, 2001, GPS shares closed at
16.85 euros. Equity market fluctuations, without taking into account the impact of fluctuations in the euro vis-a-vis the US dollar, can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 20% fluctuation in the aggregate value of the available-for-sale securities would not be material to total assets.

In addition, the GrandVision securities are traded in euros. A 10% fluctuation in the value of the euro versus the US dollar (holding the value of the underlying equity securities constant) would not impact pre-tax earnings and total assets by a significant amount because the Company's interest in GrandVision is currently valued at $0.1 million.

The final category of securities in the Company's investment portfolio includes a number of holdings in non-publicly traded companies. The Company values these at either cost less impairment (if any) or under the equity method of accounting. Equity method investees are specifically excluded from the scope of this disclosure. Non-public investees where the Company owns less than a 20% stake are also subject to fluctuations in value, as their current illiquidity could possibly increase their exposure to market risk as there is not an immediate available market for the investment. In addition, the Company's investment in VeloCom is currently valued at an amount that is less than its carrying cost. Management believes this impairment is not permanent as VeloCom's operating entity's balance sheet was recapitalized, and the most recent projections contemplate a recovery of invested capital and, therefore, management has not recorded a charge to its consolidated statements of operations to reduce the carrying value of the investment.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               GC COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

                                                             October 31,    October 31,
                                                                2001           2000
                                                                ----           ----
         ASSETS
         Current assets:
           Cash and cash equivalents                        $      9,501   $     12,946
           Marketable equity securities                              481          5,361
           Current portion of note receivable                         --          2,889
           Other current assets                                    4,842          5,014
                                                            ---------------------------
             Total current assets                                 14,824         26,210

         Property and equipment, net                              92,070        104,081

         Portfolio investments                                    64,109         68,158
         Investment in international theatre affiliates           39,368         40,419
         Note receivable                                              --          4,431
         Other assets                                              9,498          8,040
                                                            ---------------------------
                                                            $    219,869   $    251,339
                                                            ===========================

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
          Debtor-in-possession financing                    $      2,000   $      7,874
          Trade payables                                          15,788         24,553
          Other current liabilities                               30,299         22,493
                                                            ---------------------------
             Total current liabilities                            48,087         54,920

         Liabilities subject to compromise                       196,400        185,283

         Minority interest                                           566            648

         Commitments and contingencies                                --             --

         Shareholders' equity:
           Common stock - $.01 par value
              Authorized - 25,000 shares
              Issued and outstanding - 7,831                          78             78
           Additional paid-in capital                            141,170        141,170
           Accumulated other comprehensive loss                     (365)          (160)
           Unearned compensation                                    (796)        (1,190)
           Accumulated deficit                                  (165,271)      (129,410)
                                                            ---------------------------
           Total shareholders' (deficit) equity                  (25,184)        10,488
                                                            ---------------------------
                                                            $    219,869   $    251,339
                                                            ===========================

See Notes to Consolidated Financial Statements.

                               GC COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Years Ended October 31,
------------------------------------------------------------------------------------------------------------
(In thousands except for per share amounts)                               2001           2000           1999
REVENUES
         Admissions                                                 $  203,551     $  237,093     $  255,752
         Concessions                                                    85,606        105,056        115,093
         Other                                                           9,286         15,893         15,305
                                                                    ----------------------------------------
         Total revenues                                                298,443        358,042        386,150

COSTS AND EXPENSES
         Film rentals                                                  106,126        121,811        135,062
         Concessions                                                    15,442         18,741         21,639
         Theatre operations and administrative expenses                158,255        223,212        225,313
         Depreciation                                                   13,001         17,255         16,256
         Gain on disposition of theatre assets                            (122)          (640)        (2,117)
         Impairment and restructuring                                       --         37,648         (2,601)
         Reorganization items                                           21,670         28,852             --
         Corporate expenses                                              1,763          3,834          6,256
                                                                    ----------------------------------------
Operating loss                                                         (17,692)       (92,671)       (13,658)
Equity losses in theatre affiliates                                     (3,042)        (3,643)        (7,468)
Investment (loss) income, net                                           (9,754)       (19,834)        20,116
Interest expense                                                        (5,374)        (4,311)        (2,430)
Gain (loss) on disposition of non-operating assets                           1         (1,076)          (382)
                                                                    ----------------------------------------
Loss before income taxes                                               (35,861)      (121,535)        (3,822)
Income tax (provision) benefit                                              --         (9,341)         1,529
                                                                    ----------------------------------------
Loss before cumulative effect of accounting change                     (35,861)      (130,876)        (2,293)
Cumulative effect of accounting change                                      --         (4,676)            --
                                                                    ----------------------------------------
Net loss                                                            $  (35,861)    $ (135,552)    $   (2,293)
                                                                    ========================================
LOSS PER SHARE
         Basic
             Loss before cumulative effect of accounting change     $    (4.60)    $   (16.89)    $    (0.30)
             Cumulative effect of accounting change                         --     $    (0.60)    $       --
                                                                    ----------------------------------------
             Net loss                                               $    (4.60)    $   (17.49)    $    (0.30)
                                                                    ========================================
         Diluted
             Loss before cumulative effect of accounting change     $    (4.60)    $   (16.89)    $    (0.30)
             Cumulative effect of accounting change                         --     $    (0.60)    $       --
                                                                    ----------------------------------------
             Net loss                                               $    (4.60)    $   (17.49)    $    (0.30)
                                                                    ========================================
WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic                                                           7,802          7,750          7,715
                                                                    ========================================
         Diluted                                                         7,802          7,750          7,715
                                                                    ========================================

See Notes to Consolidated Financial Statements.

                               GC COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended October 31,
------------------------------------------------------------------------------------------------------------
(In thousands)                                                            2001           2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $ (35,861)     $(135,552)     $  (2,293)
     Adjustments to reconcile net loss to net
          cash from operating activities
               Depreciation                                             13,001         17,255         16,256
               Deferred income taxes                                        --          8,885          7,137
               Equity losses in theatre affiliates                       3,042          3,643          7,468
               Realized losses on marketable equity
                    securities and portfolio investments                  (164)        (3,711)       (14,047)
               Unrealized (gains) losses on marketable
                    equity securities                                       --            214        (14,690)
               Cumulative effect of accounting change                       --          4,676             --
               Impairment of marketable equity
                    securities and portfolio investments                 4,372         19,119          8,273
               Equity losses in portfolio investments                    3,808          1,480            589
               Reorganization items                                     21,670         26,642             --
               Loss (gain) on impairment or disposition
                    of theatre assets and restructuring                   (122)        38,100         (4,336)
               Vesting of restricted stock awards                          394          1,646            575
               Other non-cash activities                                 3,799            909          6,059
               Changes in assets and liabilities
                    Liabilities for early lease terminations                --         (8,164)       (15,228)
                    Income tax receivable                                   --          8,666          3,952
                    Trade payables                                      (8,765)        12,685          1,413
                    Other current assets and liabilities                (6,764)         2,653            787
                                                                     ---------------------------------------
     Net cash (used) provided by operating activities                   (1,590)          (854)         1,915
                                                                     ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                               (1,574)       (61,450)       (20,967)
     Proceeds from the disposition of theatre assets                       133          2,419          6,578
     Proceeds from the liquidation of short-term
          investments                                                      577             --         12,989
     Collection of Mexico receivable                                     6,410             --             --
     Proceeds from the sale of portfolio investments and
          marketable equity securities                                      --         55,821         35,904
     Proceeds from sale of Mexican theatre investment                       --          7,500             --
     Purchase of portfolio investments                                      --        (39,700)       (15,554)
     Incremental investments in international theatre affiliates        (1,750)          (369)        (5,029)
     Other investing activities                                            609           (901)        (2,949)
                                                                     ---------------------------------------
     Net cash provided (used) by investing activities                    4,405        (36,680)        10,972
                                                                     ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in revolving credit facility                       --         31,600         (3,775)
     (Decrease) increase in debtors-in-possession facility              (5,874)         7,874             --
     Other financing activities                                           (386)          (100)          (485)
                                                                     ---------------------------------------
     Net cash (used) provided by financing activities                   (6,260)        39,374         (4,260)
                                                                     ---------------------------------------
Net change in cash and cash equivalents                                 (3,445)         1,840          8,627

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          12,946         11,106          2,479
                                                                     ---------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $   9,501      $  12,946      $  11,106
                                                                     =======================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the year:
    Interest                                                         $   4,669      $   2,922      $   1,883
    Income taxes                                                            --         (6,459)        (5,197)

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES:
  Note received in payment for sale of Mexican theatre
    Investment                                                       $      --      $   6,750      $      --
                                                                     =======================================

See Notes to Consolidated Financial Statements.

                               GC COMPANIES, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                               Accumulated
                                                                  Other        Retained                 Comprehensive
                                   Common  Stock    Paid-in   Comprehensive    Earnings     Unearned      Earnings
                                   Shares  Amount   Capital  Earnings (Loss)   (Deficit)  Compensation     (Loss)        Total
                                   ------  ------   -------  ---------------   ---------  ------------     ------        -----
(In thousands)
BALANCE AT NOVEMBER 1, 1998        7,710    $77    $137,049      $20,782      $   8,435         --                     $166,343
Comprehensive earnings (loss)
  Net loss                                                                       (2,293)               $  (2,293)        (2,293)
  Other comprehensive earnings
       Unrealized gains
       on securities, net of tax                                  10,485                                  10,485         10,485
       Foreign currency
       translation adjustments                                     1,086                                   1,086          1,086
                                                                                                       ---------
  Other comprehensive earnings                                                                            11,571
                                                                                                       ---------
Comprehensive earnings                                                                                 $   9,278
                                                                                                       =========
Exercise of stock options             10                263                                                                 263
Grant of restricted stock
  for future services                 76      1       2,854                                  (2,855)                         --
Amortization of
  restricted stock awards                                                                       575                         575
                                   -----    ---    --------      -------      ---------      ------                    --------
BALANCE AT OCTOBER 31, 1999        7,796     78     140,166       32,353          6,142      (2,280)                    176,459
Comprehensive loss
  Net loss                                                                     (135,552)               $(135,552)      (135,552)
  Other comprehensive loss
       Unrealized loss
       on securities, net of tax                                 (31,427)                                (31,427)       (31,427)
       Foreign currency
         translation adjustments                                  (1,086)                                 (1,086)        (1,086)
                                                                                                       ---------
  Other comprehensive loss                                                                               (32,513)
                                                                                                       ---------
Comprehensive loss                                                                                     $(168,065)
                                                                                                       =========
Grant of restricted stock
       for future services            17                556                                    (556)
Amortization of restricted
       stock awards                                                                           1,646                       1,646
Exercise of stock options             18                448                                                                 448
                                   -----    ---    --------      -------      ---------      ------                    --------
BALANCE AT OCTOBER 31, 2000        7,831     78     141,170         (160)      (129,410)     (1,190)                     10,488
Comprehensive loss
  Net loss                                                                      (35,861)               $ (35,861)       (35,861)
  Unrealized loss on securities,
       net of tax                                                   (205)                                   (205)          (205)
                                                                                                       ---------
Comprehensive loss                                                                                     $ (36,066)
                                                                                                       =========
Amortization of restricted
       stock awards                                                                             394                         394
                                   -----    ---    --------       ------      ---------      ------                    --------
BALANCE AT OCTOBER 31, 2001        7,831    $78    $141,170       $ (365)     $(165,271)     $ (796)                   $(25,184)
                                   =====    ===    ========       ======      =========      ======                    ========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION

GC Companies, Inc. ("GCC" or "the Company") operates a motion picture exhibition circuit in the United States under the name "General Cinema Theatres," through a joint venture, operates motion picture theatres in South America and also manages the Company's investments. Its investment portfolio includes United States, European and Latin American holdings.

In order to alleviate continuing cash flow losses at a number of theatre locations and the inability to reach appropriate resolution to the leases with the landlords at these locations and to restructure the Company's financial obligations, namely the bank credit facility of $44.6 million, equipment and leasehold operating leases of $111.0 million and outstanding letters of credit of $6.7 million, on October 11, 2000 (the "Filing Date"), GC Companies, Inc. and certain of its domestic subsidiaries voluntarily filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or the "Chapter 11 cases"). Certain other subsidiaries of the Company, located in Georgia, Tennessee, Florida, Louisiana, and Rhode Island, filed petitions for relief under Chapter 7 of the United States Bankruptcy Code ("Chapter 7" or the "Chapter 7 cases"). The Chapter 11 cases and Chapter 7 cases are herein referred to as the "Bankruptcy Proceedings". The Company is presently operating its domestic theatre business and managing its investment assets as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court in the State of Delaware (the "Bankruptcy Court"). The Company's subsidiary which holds the Company's interest in its South American theatre joint venture did not file a petition for reorganization because there were no significant outstanding liabilities on the books of the subsidiary other than an intercompany payable to the Company. As a result, the Company's subsidiary which holds the Company's interest in the South American theatre joint venture is not subject to the jurisdiction of the Bankruptcy Court.


2.       LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to maintain compliance with debt covenants under the debtor-in-possession facility (the "DIP Facility")and the confirmation by the Bankruptcy Court of a plan of reorganization filed with the Bankruptcy Court on December 21, 2001 (the "Reorganization Plan").

As a result of the Bankruptcy Proceedings, substantially all of the Company's pre-petition indebtedness, obligations and guarantees are stayed from collection or action by creditors. No payments have been made to date with respect to pre-petition claims, with the exception of the payment of pre-petition obligations to film distributors as approved by the Bankruptcy Court, pre-petition obligations for leases assumed by the Company, as well as sales and trust fund taxes and workers' compensation claims. The Company is operating its domestic theatre business in the ordinary course and is paying all post-petition debts and liabilities on normal terms as they become due. Pre-petition claims will be funded in accordance with the Company's Reorganization Plan.

On December 6, 2001, the Company entered into a letter of intent pursuant to which AMC Entertainment Inc. ("AMC") would acquire all of the stock of the Company in accordance with the Reorganization Plan. On January 16, 2002, the Company and AMC executed a definitive Stock Purchase Agreement. In addition, the Company entered into an interim operating agreement with AMC relating to the conduct of the Company's business prior to the effective date of the Reorganization Plan. AMC has also entered into a support agreement with certain key creditors of the Company, namely Harcourt General, Inc., General Electric Capital Corporation and the Official Committee of Unsecured Creditors in the

Chapter 11 cases of the Company and certain of its subsidiaries, wherein each of the creditor parties to the support agreement has agreed to support AMC's bid to acquire the Company if the Reorganization Plan treats their claim as described in the support agreement.

The Reorganization Plan is subject to Bankruptcy Court approval, a vote of the Company's creditors and certain other conditions. Under the Reorganization Plan, AMC will become the owner of all of the stock of the reorganized GC Companies, Inc. and will pay the Company's creditors consideration, consisting of cash, AMC senior subordinated notes or AMC common stock, having a value between $175 million and $195 million plus assumed debt of $28.5 million based upon the estimated date of confirmation of the proposed Reorganization Plan of March 12, 2002, among other factors. The ultimate amount AMC will pay the creditors of the Company is not presently determinable and will depend, among other things, upon:
(i) a final determination of allowed claims that will be made by the Bankruptcy Court; (ii) the form of consideration chosen by certain of the creditors of the Company to whom alternatives are available; (iii) the form of recovery and consideration AMC chooses to issue to specified creditors of the Company; (iv) the amount of cash otherwise available to the Company at the effective date of the Reorganization Plan; and (v) the length of time it takes to consummate the transaction. The Reorganization Plan sets forth the terms and provisions of the Company's reorganization and AMC's acquisition of all of the common stock of the Company.

If the Reorganization Plan is confirmed by the Bankruptcy Court and implemented, all existing shares of the Company's common stock will be canceled and will no longer represent an equity interest in the Company; however, on terms and conditions set forth in the Reorganization Plan, existing holders of the Company's common stock may be provided with the opportunity to participate in a newly formed entity which will hold assets of the Company's investment portfolio. However, if a party in interest objects to such participation, and such objection is sustained by the Bankruptcy Court, existing holders of the Company's common stock will not receive a right to participate in the newly formed entity, nor will they receive any consideration for their shares in the Company.


Management's objective is to have the Reorganization Plan confirmed prior to the expiration of the DIP Facility on March 31, 2002 and believes that this timing is reasonably likely. However, there can be no assurance of a confirmation by this date. Until the Reorganization Plan is confirmed by the Bankruptcy Court, there can be no assurance that the Company will emerge from these reorganization proceedings, and the effect of the terms and conditions of the Reorganization Plan on the Company's business cannot be determined.

3. REORGANIZATION UNDER THE BANKRUPTCY PROCEEDINGS AND LIABILITIES SUBJECT TO COMPROMISE

In the Bankruptcy Proceedings, approximately $196.4 million of liabilities as of October 31, 2001 are subject to compromise under the Reorganization Plan. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and a final determination of the allowable claim will be made by the Bankruptcy Court. These claims may also be subject to adjustment depending on the determination of the validity and the value of the security held in respect of certain claims. The ultimate amount and settlement terms for such liabilities are subject to the Reorganization Plan and, accordingly, are not presently determinable.

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

A lease termination reserve of approximately $46.7 million was outstanding at October 31,

2001. This reserve was established for theatres that were closed by the Company and had been operated by legal entities that filed for reorganization under Chapter 11 and certain leases of theatres operated by legal entities that filed for bankruptcy relief under Chapter 7 and whose leases were guaranteed by Harcourt General, Inc. This reserve was based upon the Company's estimates of the landlords' Section 502(b)(6) Claim for these theatre locations, based upon the assumption that these leases will be rejected. The reserve may be subject to future adjustments, as previously discussed, based on claims filed by the landlords and Bankruptcy Court actions. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from additional leases which may be rejected in connection with the Bankruptcy Proceedings.

The activity during the year ended October 31, 2001 in the lease terminations and restructuring reserve was as follows:

                                       Lease              Personnel             Total
(In thousands)                   Termination Costs      Related Costs          Reserve
                                 -----------------   ------------------   -----------------
Balance at October 31, 2000      $          33,435   $              940   $          34,375

Cash payments in 2001                           --                 (520)               (520)
Additional 2001 reserves                    13,274                  179              13,453
                                 -----------------   ------------------   -----------------
Balance at October 31, 2001      $          46,709   $              599   $          47,308
                                 =================   ==================   =================

During the year ended October 31, 2001, additional lease termination reserves of $13.3 million were recorded as a result of changes in estimates for leases at theatre locations for which relief was sought under Chapter 7 of the United States Bankruptcy Code. The Company made payments of $0.5 million primarily for severance related costs.

The Company recorded in the year ended October 31, 2001 the following expenses directly associated with the Bankruptcy Proceedings: professional fees of $8.1 million, lease termination charges of $12.8 million, the write-off of certain assets of $0.9 million and severance and retention costs for personnel of approximately $0.8 million. These charges were partially offset by an early lease termination credit of $0.4 million and interest income of $0.5 million earned by the Company on the cash accumulated and invested during the Bankruptcy Proceedings. The accrued lease termination charge recorded in 2001 was for changes in estimate for leases at theatre locations for which relief was sought under Chapter 7 of the United States Bankruptcy Code. This change in estimate was based upon the Company's estimates of the potential liability to Harcourt General, Inc. for the landlords' claims under Section 502(b)(6) of the Bankruptcy Code, which Harcourt General, Inc. had guaranteed. Cash paid for professional reorganization fees for the year totaled $5.2 million.

The Company incurred and recorded in 2000 the following expenses directly associated with the Bankruptcy Proceedings: reorganization items of $28.9 million, which included the write-off of the net book value of assets of $6.0 million of the 55 theatres closed during the fourth quarter, lease termination costs of $20.0 million, professional services related to the bankruptcy of $2.4 million, and severance of $0.5 million. The accrued lease termination costs are for those 36 of the 55 closed theatres that were operated by subsidiaries that filed for reorganization under Chapter 11 and have been closed. This provision was based upon the Company's estimates of the landlords' claims under Section 502(b)(6) of the Bankruptcy Code for these theatre locations, based upon the assumption that these leases will be rejected.

The provisions recorded in 2001 and 2000 with respect to the Section 502(b)(6) lease liabilities noted above may be subject to future adjustments based on amendments to claims filed by the landlords and the approval by the Bankruptcy Court of the Reorganization Plan.

Certain claims against the Company in existence prior to the filing of petitions under Chapter 11 of the Bankruptcy Code are stayed while the Company operates its business as debtors-in-possession. These pre-petition claims are reflected in the consolidated balance sheets as "Liabilities subject to compromise." During the year ended October 31, 2001, the liabilities subject to compromise were increased by approximately $11.1 million primarily as a result of additional reserves for potential lease termination liabilities offset by the payment of pre-petition obligations outstanding on leases assumed by the Company.

Interest due and payable, as specified under the bank credit agreement, is also stayed during the bankruptcy. Interest due contractually and not paid during the year ended October 31, 2001 totaled $4.2 million. The Company has Bankruptcy Court approval to make monthly adequate protection payments which totaled approximately $3.9 million during fiscal year 2001.

As part of the first day orders granted by the Bankruptcy Court, the Company is permitted to continue to operate its business in the ordinary course, which includes ongoing payments to vendors, employees, and others for any post-petition obligations. In addition, the Bankruptcy Court approved payment of all of the Company's pre-petition film liability claims, and certain other pre-petition amounts were also permitted to be paid such as sales and trust fund taxes and workers' compensation claims. In addition, pre-petition obligations outstanding on leases assumed by the Company were paid during the year ended October 31, 2001.

                        Liabilities Subject to Compromise

Certain claims against the Company in existence prior to the filing of petitions under Chapter 11 of the Bankruptcy Code are stayed while the Company operates its business as debtors-in-possession. These pre-petition claims are reflected in the consolidated balance sheets as "Liabilities subject to compromise." Liabilities subject to compromise consist of the following:

(In thousands)

                                                      10/31/01        10/31/00
                                                     ---------       ---------
Revolving credit facility                             $ 44,600        $ 44,600
Trade payables                                          21,407          23,074
Rent and rent related charges                           10,661          14,720
Payroll compensation and related benefits                6,029           6,029
Self insurance                                          10,959          10,959
Deferred lease obligations                              28,253          23,827
Post retirement health care benefits (see Note 16)       8,405           8,363
Lease terminations and restructure                      47,308          34,375
Other                                                   18,778          19,336
                                                     ---------       ---------
                                                      $196,400        $185,283
                                                     =========       =========

Trade payables as well as rent and rent related charges decreased in 2001 because of payments made for rent and rent related items for leases assumed by the Company during the year.

Lease terminations and restructure increased due to theatres closed in Florida, Georgia, Louisiana, Tennessee and Rhode Island that were operated by subsidiaries that filed for bankruptcy under Chapter 7.


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

The Reorganization Plan must be approved by the Bankruptcy Court. The approval of a final plan of reorganization could materially change the amounts recorded in the consolidated financial statements.

                     Cumulative Effect of Accounting Change

In the first quarter of 2000, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that start-up activities be expensed when incurred. The Company's practice had been to capitalize lease costs incurred prior to the openings of theatres and amortize the costs under accounting principles generally accepted in the United States of America. The adoption of this new accounting pronouncement resulted in a one-time, non-cash charge to the Company's consolidated statements of operations for the year ended October 31, 2000 of $4.7 million or $0.60 per diluted share.

                          Foreign Currency Translation

The Company's South American joint venture, which is recorded using the equity method of accounting, uses the applicable local currency as the functional currency and, as such, translation adjustments are not included as part of the equity losses recorded in the consolidated statements of operations; rather, they are included as a component of "Accumulated other comprehensive loss" in the consolidated balance sheets.

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

                          Marketable Equity Securities

Marketable equity securities are stated at fair value. Unrealized holding gains or losses on trading securities are included in the consolidated statements of operations under the caption "Investment (loss) income, net." Unrealized holding gains and losses on available-for-sale securities are excluded from the consolidated statements of operations except for any impairment, if applicable, and are included as a component of shareholders' equity under the caption "Accumulated other comprehensive loss."

                             Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization except impaired assets, which are stated at net realizable value. Also included in property and equipment is the cost of certain internally-developed software. These costs include external direct costs of materials and services consumed as well as payroll and payroll-related costs for employees who are directly associated with such projects. No such costs were capitalized in 2001 or 2000. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of 20 to 30 years for buildings and improvements and 3 to 20 years for equipment and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the lease period or the estimated useful lives of the leasehold improvements. When property and equipment are retired or have been fully depreciated, the cost and the related accumulated depreciation are eliminated from the respective accounts.

                            Stock-based Compensation

The Company follows the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its common stock incentive plan. In compliance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has disclosed, in Note 13, the required pro-forma effect on net loss and diluted loss per share had the Company employed the fair value method.

                                Long-lived Assets

On an ongoing basis, the Company evaluates the carrying value of its long-lived assets, including goodwill included in its investments accounted for under the equity method. It relies on a number of factors, including operating results, future anticipated cash flows, business plans and certain economic projections. In addition, the Company considers non-financial data such as changes in the operating environment, competitive information, market trends and business relationships. See Notes 5, 6 and 8 for further discussions on impairment for long-lived assets.

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

                                    Revenues

Revenues are recognized when admission and concession proceeds are received at the theatres. Revenues for other services are recognized at the time those services are provided. The Company also sells gift certificates and discounted theatre tickets in exchange for cash. At the point of sale of these gift certificates and discounted tickets, the Company records a deferred liability. Revenue is recorded upon the redemption of the certificates and discounted tickets at the theatre.

                                Film Rental Costs

Film rental costs are recognized as a percentage of admission revenue.

                               Net Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders ("the numerator") by the weighted average number of common shares outstanding ("the denominator") for the period. Such outstanding shares are adjusted for those shares that are contingently returnable. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued and restrictions on contingently returnable shares had been lifted.

                                                                   October 31,
------------------------------------------------------------------------------------------
(In thousands except per share data)                      2001         2000        1999
Net loss                                               $ (35,861)  $ (135,552)  $  (2,293)
Determination of shares:
Weighted average number of
common shares outstanding                                  7,802        7,750       7,715
Net loss per share ("EPS"):
     Basic                                             $  (4.60)   $   (17.49)  $   (0.30)
     Diluted                                           $  (4.60)   $   (17.49)  $   (0.30)

As a result of losses in 2001, 2000 and 1999 options to purchase 175,351, 190,125 and 44,084 shares of common stock, respectively, were not included in the computation of diluted earnings per share. In 1999, 76,131 contingently returnable shares were also not included in the computation of diluted earnings per share.

                              Significant Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management (i) to make estimates and assumptions that affect the recorded amounts of assets and liabilities and (ii) to provide disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Actual results could differ from these estimates. The primary estimates underlying the Company's consolidated financial statements include the estimated useful lives of fixed assets, goodwill, impairment charges, lease termination reserves, deferred taxes, accruals for pension and post-retirement benefits, insurance, liabilities subject to compromise and other matters. Material changes in estimates are summarized in Notes 2, 3, 6 and 8. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time such estimates are made.

                        Recent Accounting Pronouncements

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, was required to be adopted by the Company on November 1, 2000. The effect of adopting this standard was not material to the Company's financial position, results of operations or cash flows.

In July, 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS No. 141 requires all business combinations to be accounted for using the purchase method effective for transactions initiated after June 30, 2001. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets as well as initiates an annual review for impairment.

The Company will adopt SFAS No. 142 in the first quarter of fiscal year 2003. Goodwill amortization expense for each of the three fiscal years ending on October 31, 2001 approximated $0.8 million. The Company has goodwill associated with its equity method investment in the South American theatre joint venture of approximately $4.6 million at October 31, 2001.

In August, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement amends the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement, which excludes goodwill from its scope, establishes the methodology to be used for evaluating (i) long-lived assets to be held and used, (ii) long-lived assets to be disposed of other than by sale, and (iii) long-lived assets to be disposed of by sale, for both ongoing and discontinued operations. In addition, SFAS No. 144 broadens the treatment of discontinued operations to include components of an entity rather than just segments of a business. SFAS No. 144 is required to be adopted by the Company in fiscal 2003. The Company has not completed the process of evaluating the impact that will result from adopting this statement and is therefore unable to disclose the impact that adopting SFAS No. 144 will have on its financial position and results of operations.

                             Changes in Presentation

Certain prior-year amounts have been reclassified to conform to the current-year presentation.


5.       MARKETABLE EQUITY SECURITIES AND PORTFOLIO INVESTMENTS

                                                                                                                    Change
                                                                                              Cumulative          in Pre-tax
                                                                                             Gross Pre-tax        Unrealized
                                                                            Aggregate         Unrealized            Holding
                                         Accounting           Percent of    Carrying            Holding         Gains (Losses)
Investment as of October 31, 2001        Designation          Ownership      Value(a)      Gains (Losses)(e)    for the Year(e)
---------------------------------        -----------          ---------      --------      -----------------    ---------------
(In thousands except percentages)
Marketable Equity Securities
  El Sitio, Inc. (Claxson            Available-for-sale(b)       0.8%          $306              $(418)             $(191)
  Interactive Group Inc.)
  GrandVision SA                     Available-for-sale(b)       0.1%           117                  77               (41)
  MotherNature.com                   Available-for-sale(b)       4.5%            58                (24)                135
                                                                                 --                ----                ---
Total marketable equity                                                         481               (365)               (97)
  securities

Portfolio Investments

  FleetCor (a.k.a. Fuelman)           Equity Method(c)          37.2%        11,716                  --                 --
  American Capital Access             Cost Method(d)(f)         15.3%        23,933                  --                 --
  Vanguard                             Cost Method(d)           15.0%         7,760                  --                 --
  VeloCom                              Cost Method(d)            3.2%        20,700                  --                 --
                                                                             ------                  --                 --
Total portfolio investments                                                  64,109                  --                 --
                                                                             ------                  --                 --

Total marketable equity
  securities and portfolio
  investments                                                               $64,590               $(365)              $(97)
                                                                            =======               =====               ====

                                                                                                                    Change
                                                                                              Cumulative          in Pre-tax
                                                                                             Gross Pre-tax        Unrealized
                                                                            Aggregate         Unrealized            Holding
                                         Accounting           Percent of     Carrying           Holding         Gains (Losses)
Investment as of October 31, 2000        Designation          Ownership      Value(a)      Gains (Losses)(e)    for the Year(e)
---------------------------------        -----------          ---------      --------      -----------------    ---------------
(In thousands except percentages)
Marketable Equity Securities
  El Sitio, Inc. (Claxson            Available-for-sale(b)       3.8%         $4,871            $(227)              $(227)
  Interactive Group Inc.)
  GrandVision SA                     Available-for-sale(b)       0.1%            151              118                 146
  MotherNature.com                   Available-for-sale(b)       4.5%            339             (159)               (159)
                                                                                 ---             -----               ----
Total marketable equity                                                        5,361             (268)               (240)
  securities

Portfolio Investments

  FleetCor (a.k.a. Fuelman)           Equity Method(c)          42.1%         15,525               --                  --
  American Capital Access             Equity Method(c)          23.8%         23,933               --                  --
  Vanguard                             Cost Method(d)           15.0%          8,000               --                  --
  VeloCom                              Cost Method(d)            3.9%         20,700               --                  --
                                                                              ------
Total portfolio investments                                                   68,158               --                  --
                                                                              ------              ---                  --

Total marketable equity
  securities and portfolio
  investments                                                                $73,519            $(268)              $(240)
                                                                             =======            =====               =====

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

(f) The Company's ownership of this entity decreased below 20% in fiscal 2001. Beginning in fiscal 2001 the Company accounts for this investment on the cost method.

               Investment Activity - Marketable Equity Securities

El Sitio, Inc. (now Claxson Interactive Group, Inc.)

During the quarter ended July 31, 2001, the Company determined that its investment in El Sitio, had become permanently impaired and recorded a pre-tax charge of $4.4 million to the consolidated statements of operations. As a result of the marketable equity security's designation as available-for-sale, previous declines in the investment's market value had been reflected in the consolidated balance sheet within the shareholders' equity section under the caption "Accumulated other comprehensive loss."

Effective as of August 22, 2001, El Sitio's common shares had a 1-for-10 reverse share split. As a result of the reverse share split, the Company owned 145,675 shares of El Sitio. On September 7, 2001, El Sitio, Inc. announced that its shareholders approved the company's merger with Ibero-American Media Partners II, Ltd. ("IAMP") to form Claxson Interactive Group Inc. ("Claxson") a multi-platform new media company that provides integrated branded entertainment content targeted to Spanish and Portuguese speakers around the world. On September 24, 2001, the merger was completed, and each El Sitio common share was exchanged for one new class A common share of Claxson. On the same date, Claxson Interactive Group Inc. began trading on the NASDAQ National Market under the symbol "XSON."

MotherNature.com

During the third quarter of 2000, the Company determined that its $10 million investment in MotherNature.com, a Web-based retailer of vitamins, supplements and minerals, had become permanently impaired and recorded a pre-tax charge of $9.5 million to the consolidated statement of operations. As a result of the marketable equity security's designation as available-for-sale, previous declines in the investment's market value had been reflected in the Company's consolidated balance sheet within the shareholders' equity section under the caption "Accumulated other comprehensive loss."

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

GrandVision (SA)

During 2000, the Company sold 139,740 shares of its investment in GrandVision, which generated net proceeds of $4.3 million and a realized pre-tax gain of $133,000. All shares of GrandVision SA ("GrandVision"), an optical and photo retailer, have been classified as "available-for-sale." Unrealized holding gains and losses on these securities in 2001 and 2000 are shown in the table above and were recorded in the consolidated balance sheets under the caption "Accumulated other comprehensive loss."

              Investment Activity - Portfolio Investments Accounted
                            for Under the Cost Method

On December 17, 1999, the Company invested $8.0 million in Vanguard Modular Building Systems ("Vanguard"), a leading regional provider of relocatable classrooms and other commercial modular space stations. In 2000, the Company invested $20.7 million in VeloCom, Inc. ("VeloCom"), a facilities-based voice, data and Internet provider primarily in Brazil. Because of the illiquidity of these investments and the Company's less than 20% ownership, such investments are carried at cost. In addition, the Company's investment in VeloCom is valued at an amount that is less than its carrying cost. Management believes this impairment is not permanent as VeloCom's operating entity's balance sheet was recapitalized, and the most recent projections contemplate a recovery of invested capital and, therefore, management has not recorded a charge to its consolidated statements of operations to reduce the carrying value of the investment.

On September 24, 1997, the Company invested $30.0 million in a newly-formed financial guarantee insurance company, American Capital Access ("ACA"). During the first quarter of 2000, ACA began to actively pursue raising additional capital to maintain the long-term stability of its "A" rating. In May, 2000, existing investors contributed $15.0 million as part of this effort (GCC's portion was $5.0 million). ACA also retained an investment banking firm to help raise an additional $45.0 million, which was unsuccessful. As a result, on January 3, 2001, Standard & Poors Corporation placed ACA on "Credit Watch" with negative implications. ACA continued to pursue alternatives for new capital. However, because of the uncertainty of additional capital being raised at an attractive valuation, GCC reduced the carrying value of its investment in ACA by $9.6 million in 2000. In the first quarter of 2001, American Capital Access ("ACA") raised $45.0 million of capital from three original and two new investor groups. GCC did not participate in this offering and, as a result, the Company's ownership interest decreased from approximately 24% to 15%. Since the Company's ownership interest has fallen below 20% and GCC can no longer exercise significant influence over the operations of ACA, the investment is now accounted for under the cost method.

              Investment Activity - Portfolio Investments Accounted
                           for Under the Equity Method

On February 9, 1998, the Company completed an $11.0 million investment in FleetCor (formerly Fuelman), a provider of fleet management services. Through its proprietary systems and network, FleetCor provides services to commercial vehicle operators throughout the United States. In 2000, the Company invested an additional $6.0 million in FleetCor bringing its total interest to 42.1% on a fully diluted basis. In May 2001, additional equity was contributed to FleetCor and as a result, the Company's ownership decreased to 37.2% as of October 31, 2001. FleetCor's results of operations for the 12 months ended September 30, 2001 and 2000 are shown below. FleetCor finalized its audited financial statements for the year ended December 31, 2000 during the Company's second quarter. FleetCor recorded a non-recurring charge of approximately $6.1 million on its 2000 income statement, which is reflected in the net loss for the 12 months ended September 30, 2001 shown below. This charge is primarily related to networking settlements on certain licensee customer accounts and additional reserves for doubtful accounts. Because of the lag in time for the equity method reporting of FleetCor's results, GCC's portion of this charge was reflected in its second quarter of 2001 results.

Unaudited summarized financial information of the Company's FleetCor investment for the 12-month periods ended September 30, 2001 and 2000 were as follows:

Unaudited
(In thousands)                                       2001              2000
                                                  ---------         ---------
Current assets                                    $  34,895         $  48,402
Non-current assets                                   38,801            36,181
Current liabilities                                  27,813            22,431
Non-current liabilities                              36,277            41,960
Redeemable preferred stock                           33,829            30,488
Total revenues                                      335,933           326,789
Loss before taxes                                   (12,312)           (3,388)
Net loss                                            (14,506)           (2,067)

              Investment Activity - Summary of Results Shown in the
                      Consolidated Statements of Operations

In summary, investment (loss) income, net consisted of the following:

                                                             Years Ended October 31,
------------------------------------------------------------------------------------------
(In thousands)                                            2001         2000         1999
                                                        --------     --------     --------
Interest and dividend income                            $     --     $    616     $    241
Unrealized (loss) gain on marketable equity securities        --         (214)      14,690

Realized (loss) gain on marketable equity securities
     and portfolio investments                              (133)       3,711       14,047
Equity-losses in portfolio investments                    (3,808)      (1,480)        (589)
Loss on impairment of portfolio investments
      and marketable equity securities                    (4,372)     (19,119)      (8,273)
Management and administrative costs                       (1,441)      (3,348)          --
                                                        ----------------------------------
Investment (loss) income, net                           $ (9,754)    $(19,834)    $ 20,116
                                                        ==================================

6.       IMPAIRMENT AND RESTRUCTURING

The components of impairment and restructuring charges in the consolidated statements of operations were as follows:

                                                      Years Ended October 31,
------------------------------------------------------------------------------------
(In thousands)                                       2001       2000          1999
Impairment of assets                              $   --      $ 34,237      $  3,501
Accrual of lease termination costs                    --         6,874         3,588
Lease settlements less than amounts accrued           --            --        (8,491)
Changes in estimates of lease termination costs       --        (3,467)       (7,861)
Restructuring                                         --             4         6,662
                                                  ----------------------------------
                                                  $   --      $ 37,648      $ (2,601)
                                                  ==================================

Impairment of assets in 2000 includes a charge of $27.3 million to write-off fixed assets of under performing theatres currently operating under Bankruptcy Proceedings and a charge of $6.9 million for the impairment of assets of the Company's domestic joint venture, due to the inability of the venture to obtain further funds for required capital expenditures.

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

Continued significant industry building of new megaplexes has caused the Company to re-assess the value and utility of certain theatre locations through its internal evaluation process described above. This increase in competition in certain markets as a result of the opening of megaplexes by competitors, has tended to and is projected to draw audiences away from certain theatre locations that the Company operates.

The accrual for lease termination costs of $6.9 million in 2000 represents a charge related to the Company's guarantee of certain third party leases. The amount of the lease termination costs accrued by the Company was determined in accordance with Section 502(b)(6) of the

Bankruptcy Code, which limits a landlord's lease claim to the greater of one year's rental obligation or 15% of the total lease term obligation, not to exceed three year's rental obligations. The accrual recorded for these leases may be subject to future adjustments based on the claims filed by the landlords and Bankruptcy Court actions. The Company cannot presently determine the ultimate liability, which may result from the filing of claims for any rejected contracts or from additional leases, which may be rejected in connection with Bankruptcy Proceedings. The impairment and restructuring was partially offset by a reversal of previously accrued lease termination costs of approximately $3.5 million.

In addition, the Company recorded in 2000 a post-retirement benefit charge of $1.9 million, offset by a pension settlement gain of $1.9 million related to the 1999 special retirement program.


7.       PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at October 31:

-------------------------------------------------------------------------------
(In thousands)                                             2001            2000
Cost:
     Land                                              $  1,426        $  1,426
     Building and improvements                           19,770          19,792
     Leasehold improvements                              83,231          83,739
     Furniture and fixtures                              83,636          85,697
                                                       ------------------------
                                                        188,063         190,654
Less accumulated depreciation                            95,993          86,573
                                                       ------------------------
Net property and equipment                             $ 92,070        $104,081
                                                       ========================

8.       INVESTMENT IN INTERNATIONAL THEATRE AFFILIATES

The Company has an equity-based investment in theatre operations in South America which is a joint venture with an unrelated third party. This joint venture is accounted for by the Company under the equity method. The net assets of this joint venture appear in the balance sheet under the caption "Investment in international theatre affiliates." The results of operations of this joint venture appear under the caption "Equity losses in theatre affiliates." (See
Note 18)

The Company purchased its interest in the South American joint venture and theatre operations in Mexico in September, 1997 for a cash purchase price of $36.3 million. The purchase price was allocated to assets acquired (primarily fixed assets) and liabilities assumed based on their fair value at the date of acquisition and in accordance with the purchase method of accounting. The excess of purchase price over net assets acquired is being amortized by the Company over a 10-year period.

In October, 1999, the Company determined that there was a loss in value of its Mexican investment that was other than temporary. Accordingly, it recorded in "Equity losses in theatre affiliates" a charge of approximately $3.5 million.

In May 2000, the Company sold its Mexican theatre investment for approximately $14.3 million resulting in a charge of approximately $1.6 million relating to its further loss in value. The Company received $7.5 million in cash proceeds and a $6.75 million note due in installments over two years. In May 2001, the Company received $6.4 million as payment in full on the notes receivable.

The Company's South American joint venture, Hoyts General Cinema South America ("HGCSA"), has a $50.0 million debt financing arrangement denominated in U.S. dollars with two major financial institutions to fund its operations in Argentina, which is secured by a several guarantee of the joint venture's partners. There is currently no availability of this financing beyond $28.0 million as the remaining funds were not drawn prior to the expiration of the funding commitment on December 29, 2000. Under the several guarantee of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At October 31, 2001, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $14.0 million.

HGCSA has debt arrangements for a total of $18.0 million in debt financings to fund its operations in Chile, which are secured by the several guarantee of the partners. The Company is liable for 50% of the outstanding exposure. At October 31, 2001, the Company's portion of the outstanding exposure under these facilities was approximately $9.0 million, which was comprised of $7.3 million of outstanding borrowings and $1.7 million of outstanding guarantees. In respect of these outstanding guarantees, the Company invested approximately $1.3 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at October 31, 2001. This certificate of deposit is included in other current assets in the consolidated balance sheets.

Subsequent to October 31, 2001, HGCSA was in default of the Argentina and Chile debt financing agreements as the debt became due in December, 2001 and payment was not made in accordance with the agreements. Management of the Argentina and Chile companies and HGCSA are in negotiations with the financial institutions to restructure the debt financing agreements. Subject to the result of these negotiations, the guarantees may become unsecured claims of the Company and be resolved through its Bankruptcy Proceedings. In the event that the negotiations to restructure the financing agreements are unsuccessful and the financial institutions elect to demand payment, the Argentine and Chilean companies would be unable to make such payment. Therefore, the Company's investment in HGCSA, represented by the Argentine and Chilean subsidiaries, would become fully impaired. The carrying value of the investment attributable to Argentina and Chile operations is in excess of $30 million.

                        RECENT DEVELOPMENTS IN ARGENTINA

Subsequent to October 31, 2001, the government of Argentina imposed restrictions on the withdrawal of cash balances from individuals' bank accounts and has restricted the ability of companies to pay vendors located outside of Argentina. These fiscal policies, as well as continuing economic difficulties and political turmoil have resulted in public demonstrations in Argentina, which required the shutdown of several theatres for a short period of time and a decline in theatre attendance subsequent to October 31, 2001. In January 2002, the government of Argentina announced the adoption of a currency system allowing the peso to float freely rather than pegging it to the U.S. dollar. This has resulted in a significant devaluation of the peso. As operating cash inflows and outflows of the Company's Argentine subsidiary are predominantly denominated in pesos and the debt service payments of the Argentine subsidiary are denominated in U.S. dollars, the realization of the Company's investment in Argentina is dependent upon the Argentine operation's ability to generate sufficient pesos to pay debt service and provide for a return on investment to the joint venture. Because of the recency of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could possibly have on the joint ventures' operations, cash flows and its ability to meet its debt obligations. Accordingly, while the Company's investment in Argentina is currently impaired, management has not determined that the impairment is other than temporary; therefore, no charge to operations has been recorded.


9.       OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at October 31:
-------------------------------------------------------------------------------
(In thousands)                                              2001           2000
                                                         -------        -------
Rent and related charges                                 $ 5,107        $    --
Payroll and related benefits                               2,944          1,234
Deferred income                                           18,585         17,240
Other                                                      3,663          4,019
                                                         ----------------------
                                                         $30,299        $22,493
                                                         ======================

At October 31, 2001 and 2000, certain other current liabilities are included in liabilities subject to compromise in the consolidated balance sheets. (See Note
3).


10.      RELATED-PARTY TRANSACTIONS

GCC was previously a 100%-owned subsidiary of Harcourt General, Inc. ("Harcourt General"). Certain shareholders also functioned as officers of both companies and had significant interests in both companies. Harcourt General was sold to Reed Elsivier in August, 2001. Neither Harcourt General nor Reed Elsivier have any officers or directors in common with the Company.

As a result of the 1993 spin-off of GCC, certain leases were transferred from Harcourt General to GCC. Under an Amended and Restated Reimbursement and Security Agreement ("Reimbursement and Security Agreement") dated January 26, 1999, GCC agreed to indemnify Harcourt General from losses Harcourt General could incur due to its secondary liability on theatre leases that were transferred to GCC as part of the spin-off. In order to secure its obligations under the Reimbursement and Security Agreement, GCC pledged all of the stock of its theatre subsidiaries to Harcourt General. In connection with the Harcourt General guarantee, the Company was charged a fee based on total commitments outstanding. In 2001, no fee was incurred or paid by the Company to Harcourt General as a result of the Bankruptcy

Proceedings. In 2000 and 1999, the Company was charged a fee of $0.6 million and $0.7 million, respectively. In addition, GCC was required to maintain certain financial covenants under its Reimbursement and Security Agreement. Enforceability of these covenants and other limitations are stayed in connection with the Chapter 11 proceedings.

Harcourt General provided certain management services to GCC. In 2001, Harcourt General did not provide any management services, and, therefore, no fees were charged to the Company. The fees for these services, which totaled $0.2 million and $0.5 million in each of 2000 and 1999, respectively, were based on Harcourt General's costs. The reduction in the amount paid in 2000 was a result of an agreement with Harcourt General, which provided that no charges for services of Richard A. Smith, Chairman of the Company, and Robert A. Smith, President and Chief Operating Officer of the Company, would be incurred after April, 2000. Harcourt General's Chairman and Chief Executive Officer also served as the Chairman of the Company until June 19, 2001, and one of Harcourt General's Presidents and Co-Chief Operating Officers served as President and Chief Operating Officer of GCC until October 10, 2000. The fees payable to Harcourt General were subject to the approval of a committee of independent directors of GCC who are not affiliated with Harcourt General.

In addition, the Company subleases office space and a theatre location from Harcourt General. The rent and rent-related expense associated with these subleases totaled $0.7 million in 2001 and $1.2 million in 2000 and 1999.


11.      DEBTOR-IN-POSSESSION FINANCING

In connection with the Company's Chapter 11 filing, the Company entered into a Debtor-in-Possession Credit Agreement on October 13, 2000 providing initial financing of $25 million as of October 31, 2000 and as approved by the Bankruptcy Court on November 8, 2000, final financing up to $45.0 million. In September, 2001, the maturity date of the DIP Facility was extended to the earlier of the Company emerging from bankruptcy or March 31, 2002. At October 31, 2001, the Company had outstanding borrowings under the DIP Facility of $2.0 million. The interest rate on the DIP Facility is the greater of a participating bank's prime lending rate plus 2.00% or the Federal Reserve Rate plus 0.50%. The interest rate at October 31, 2001 was 7.5%. In addition, the Company is required to pay a commitment fee of 0.5% per annum on the unused portion of the DIP Facility.

Proceeds of the DIP Facility may be utilized for expenditures as outlined in the approved DIP Facility budget. As a condition to the DIP Facility, the Company has agreed to the following restrictions, which limit capital expenditures and which prevent the Company from: (a) borrowing additional funds other than through the DIP Facility; (b) entering into any new financial leasing transactions; (c) making additional portfolio investments; (d) making any distributions from the Company; and (e) making certain sales of portfolio investments without the consent of the DIP Facility lenders. In addition, the Company must maintain minimum operating earnings, as defined.

Given the restrictions contained in its DIP Facility, the Company (a) will not enter into any new domestic theatre lease commitments; (b) will not make any new portfolio investments; and (c) may utilize, in whole or in part, any new proceeds received from the future sale of assets to prepay the DIP Facility.

The lenders under the DIP Facility have a "super priority" claim against the assets of the Company and its subsidiaries. The Company was in compliance with the DIP Facility covenants at October 31, 2001.


12.      REVOLVING CREDIT AGREEMENT AND LETTERS OF CREDIT

As a result of the Chapter 11 cases, all outstanding borrowings under the Company's revolving credit agreement have been included in "Liabilities subject to compromise" at October 31, 2001 and 2000 (See Note 3). At October 31, 2001 and 2000, the Company had outstanding borrowings under its revolving credit agreement of $44.6 million, respectively. The Company was able to select a floating interest rate based on the primary bank's base interest rate for up to six months. The fixed rate interest rates are based on the Eurodollar rate plus a margin that ranges from 0.625% to 1.25% based on the level of total debt to cash flow earnings as defined in the agreement. As of October 31, 2001 and 2000, the variable interest rate on the outstanding borrowings of the revolving credit agreement was 9.0% and 10.0%, respectively. There is currently no availability under the revolving credit facility.

At October 31, 2001 and 2000, the Company had outstanding standby letters of credit totaling $6.9 million and $6.7 million, respectively.

Interest due and payable, as specified under the revolving credit agreement, is also stayed during bankruptcy. Interest due contractually and not paid totaled $4.2 million in 2001 and $0.3 million in 2000. The Company has Bankruptcy Court approval to make monthly adequate protection payments of $0.3 million, in respect of the revolving credit agreement, which began in November, 2000. The amount paid under the adequate protection program totaled $3.9 million in fiscal year 2001.


13.      SHAREHOLDERS' EQUITY

                                  Common Stock

Common Stock is entitled to dividends if declared by the Board of Directors, and each share carries one vote. Holders of Common Stock have no cumulative voting, redemption or preemptive rights.

                           Common Stock Incentive Plan

The Company has a Common Stock incentive plan that provides for the granting of stock options, stock appreciation rights, restricted stock or other stock-based awards. No such grants were made in fiscal 2001. Options outstanding at October 31, 2001 were granted at prices not less than 100% of the fair market value on the date of original grant. These options generally vest over five years and have maximum terms of 10 years and one day. Options for 87,689, 69,059 and 86,131 shares were exercisable under all option arrangements at October 31, 2001, 2000 and 1999, respectively. Under the existing stock incentive plan, there were 422,103 and 407,329 shares available for future grants at October 31, 2001 and 2000, respectively.

The following summarizes transactions under all stock option arrangements for the years ended October 31, 2001, 2000 and 1999:

                                                                                                    Weighted
                                          Number                                                     Average
                                       of Shares             Per Share Option Price           Exercise Price
------------------------------------------------------------------------------------------------------------
Outstanding as of November 1, 1998      156,104      $15.81            --           $52.42            $34.45
     Granted                             24,555                                      40.00             40.00
     Exercised                           (9,801)      15.81            --            35.00             23.64
     Canceled                            (7,967)      25.50            --            52.42             37.15
                                       ---------------------------------------------------------------------
Outstanding as of October 31, 1999      162,891      $15.81            --           $52.42            $35.81
     Granted                             97,500                        --            28.75             28.75
     Exercised                          (14,065)      15.81            --            28.99             23.34
     Canceled                           (56,201)      25.50            --            52.54             36.01
                                       ---------------------------------------------------------------------
Outstanding as of October 31, 2000      190,125      $15.81            --           $52.54            $33.05
     Canceled                           (14,774)      15.81            --            52.54             31.12
                                       ---------------------------------------------------------------------
Outstanding as of October 31, 2001      175,351      $15.81            --           $52.54            $33.21
                                       =====================================================================

The following summarizes information about all stock options outstanding at October 31, 2001:

                                             Options Outstanding                          Options Exercisable
                           ------------------------------------------------------------------------------------------
                                                       Weighted-Average
                                                 ----------------------------
                                        Number         Remaining                             Number          Weighted
                                   Outstanding       Contractual     Exercise           Exercisable           Average
Range of Exercise Prices           at 10/31/01      Life (years)        Price           at 10/31/01    Exercise Price
---------------------------------------------------------------------------------------------------------------------
          $15.01 - 20.00                   219               0.1       $15.81                   219            $15.81
          $20.01 - 30.00                96,046               7.3        28.56                29,246             28.14
          $30.01 - 40.00                55,817               5.1        36.51                40,896             35.74
          $40.01 - 50.00                17,946               5.2        42.50                12,665             42.74
          $50.01 - 52.42                 5,323               4.6        51.98                 4,663             51.92
                           -------------------                                  -------------------
Total                                  175,351                                               87,689
                           ===================                                  ===================

Had compensation cost for stock option grants issued since November 1, 1996 been determined under the provisions of SFAS No. 123, the Company's net loss as well as basic and diluted loss per share would have been as follows:

Years Ended October 31,
(In thousands except for per share amounts)     2001         2000        1999
-------------------------------------------------------------------------------
Net loss                                      $(36,246)   $(136,196)   $(2,518)
Basic loss per share                          $  (4.65)   $  (17.57)   $ (0.33)
Diluted loss per share                        $  (4.65)   $  (17.57)   $ (0.33)

The pro-forma effect on net loss as well as basic and diluted loss per share for 2001, 2000 and 1999 is not representative of the pro-forma effect on net income in future years because it does not take into consideration pro-forma compensation expense related to grants made prior to 1996.

The fair value of each stock option granted in 2000 and 1999 (no options were granted in 2001) under the Company's plans was estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value grants issued under the plans in 2000 and 1999:

                                                           2000            1999
-------------------------------------------------------------------------------
Expected volatility                                      21.58%          24.62%
Risk-free interest rates                                  6.23%           4.54%
Expected life                                           7 years         7 years
Dividend payments                                          None            None

The weighted average fair values per share of stock options granted during 2000 and 1999 were $11.81 and $15.25, respectively.

                              Unearned Compensation

The Company's GCC Investments, Inc. Incentive Pool Plan provides for performance-based compensation for certain employees based on certain investment events. A portion of the performance-based compensation may be paid in restricted shares, which vest over a period of time subsequent to the investment event. The balance in unearned compensation represents the unvested portion of the restricted stock award. Compensation expense related to the restricted shares is charged to the consolidated statement of operations pro-ratably over the vesting period or at the time the employee terminates their employment. Such expense totaled approximately $0.4 million in 2001, $1.6 million in 2000 and $0.6 million in 1999.


14.      RETIREMENT PLANS

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

Years Ended October 31,
(In thousands)                                       2001         2000        1999
----------------------------------------------------------------------------------
Service cost                                      $   169      $   413     $   433
Interest cost                                       1,097        1,467       1,332
Expected return on plan assets                     (2,035)      (2,426)     (2,483)
Amortization of prior service                         (57)          76          76
Recognized actuarial gains                           (118)        (529)       (161)
Amortization of transition asset                       --         (298)       (298)
                                                  --------------------------------
     Total                                           (944)      (1,297)     (1,101)
Special termination benefit                            --           --       4,284
Settlement gain on special termination benefits        --       (1,924)         --
                                                  --------------------------------
Net pension (credit) charge                       $  (944)     $(3,221)    $ 3,183
                                                  ================================

The following table sets forth the change in the defined benefit plans' funded status for the years ended October 31, 2001 and 2000:

                                                               2001                         2000
                                                       Funded        Unfunded       Funded        Unfunded
----------------------------------------------------------------------------------------------------------
(In thousands)
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation, beginning of year            $ 12,255       $  1,890      $ 19,268       $  1,284
     Service cost                                          135             34           358             55
     Interest cost                                       1,044             53         1,323            144
     Plan amendments                                        --         (1,256)           --            183
     Actuarial gain (loss)                               2,724            149          (294)           511
     Benefits paid                                        (913)            --        (8,400)          (287)
                                                      ----------------------------------------------------
     Benefit obligation, end of year                  $ 15,245       $    870      $ 12,255       $  1,890
                                                      ====================================================

CHANGE IN PLAN ASSETS
     Fair value of plan assets, beginning of year     $ 21,715       $     --      $ 29,459       $     --
     Adjustment for benefits paid                        1,012             --            --             --
     Actual return on plan assets                         (844)            --           656             --
     Company contributions                                  --             --            --            287
     Benefits paid                                        (913)            --        (8,400)          (287)
                                                      ----------------------------------------------------
     Fair value of plan assets, end of year           $ 20,970       $     --      $ 21,715       $     --
                                                      ====================================================

Over (under) funded status                            $  5,725       $   (870)     $  9,460       $ (1,890)
Unrecognized net transition asset                           --             --            --             --
Unrecognized net actuarial gain (loss)                   1,447            356        (3,274)           219
Unrecognized prior service cost (credit)                    12           (745)           17            449
                                                      ----------------------------------------------------
Net asset (liability) recognized
     in the consolidated balance sheets               $  7,184       $ (1,259)     $  6,203       $ (1,222)
                                                      ====================================================

The significant actuarial assumptions as of the year-end measurement dates were as follows:

                                               Years Ended October 31,
-------------------------------------------------------------------------------
                                      2001               2000              1999
                                      ----               ----              ----
Discount rate                         7.25%              8.0%              8.0%
Rate of compensation increases         4.5%              4.5%              4.5%
Rate of return on plan assets          9.0%              9.0%              9.0%

In addition to the defined benefit plans, GCC has two defined contribution plans for certain employees. The GCC Savings Plan permits employee contributions and provides for certain matching contributions by the Company. The Company's contributions in fiscal years 2001, 2000 and 1999 were $0.4 million, $0.5 million and $0.5 million, respectively. The GCC Employee Stock Ownership Plan ("ESOP") is non-contributory.

15.      COMMITMENTS AND CONTINGENCIES


                                     Leases

GCC conducts the majority of its operations in leased premises under noncancelable leases which typically have initial lease terms of 20 years. In connection with the Bankruptcy Proceedings, all lease contracts, whether assumed or rejected, are subject to Bankruptcy Court approval. The commitments shown below reflect future lease obligations for all operating leases the Company has not rejected as part of its Bankruptcy Proceedings and, therefore, may not reflect actual future cash outlays.

These leases generally provide for the payment of fixed monthly rentals, contingent rentals based on a percentage of revenue over a specified amount and the payment of property taxes, common area maintenance, insurance and repairs. At its option, GCC can renew a substantial portion of such leases, following the initial lease term, for various periods up to an additional 20 years. Certain of GCC's leases require periodic increased rentals. The rental costs on these leases have been recognized on a straight-line basis and are included in deferred lease obligations. Assuming renewal options are not exercised, the future minimum payments under noncancelable operating leases that the Company has not rejected as part of its Bankruptcy Proceedings as of October 31, 2001 were as follows:

                            Operating Leases
----------------------------------------------------------------------
(In thousands)

2002                          $ 57,647
2003                            57,185
2004                            59,028
2005                            75,977
2006                            49,762
Thereafter                     405,044
                 -------------------------
                              $704,643

                 =========================


Rent expense under noncancelable operating leases the Company has not rejected as part of its Bankruptcy Proceedings was as follows:

                                                           Years Ended October 31,
(In thousands)                                  2001               2000               1999
------------------------------------------------------------------------------------------
Minimum rentals                               $52,015            $80,049           $73,401
Percentage rentals based on revenues            1,026              2,354             3,096
                                    ------------------------------------------------------
                                              $53,041            $82,403           $76,497
                                    ======================================================

At October 31, 2001, the Company has outstanding $111.0 million of equipment and leasehold operating leases with several financial institutions under a lease financing arrangement. A receivable due from the financing institutions at October 31, 1999 of $15.5 million was reclassified to capital expenditures in 2000. The Company has Bankruptcy Court approval to make monthly adequate protection payments of approximately $1.1 million, in respect of the lease financing arrangement.

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

16.      POST-RETIREMENT HEALTH CARE BENEFITS


The Company provides health care benefits for retired employees that are funded as claims are incurred. Retirees and active employees hired prior to March 1, 1989 are eligible for these benefits if they meet certain service and minimum age requirements. The Company paid $0.3 million, $0.5 million and $0.4 million during fiscal 2001, 2000 and 1999, respectively, for post-retirement health care benefit claims.

Net post-retirement benefit costs are as follows:

                                                       Years Ended October 31,
(In thousands)                               2001                2000                1999
------------------------------------------------------------------------------------------

Service cost                                 $  7                $  7               $  18
Interest cost                                 442                 475                 311
Net amortization and deferral                (101)                104                (101)
                                       ---------------------------------------------------
Net post-retirement benefit cost             $348                $586               $ 228
                                       ===================================================


The following table sets forth the funded status of the Company's post-retirement benefit obligations and the amounts recognized in GCC's consolidated balance sheets:

(In thousands)                                                   2001               2000
                                                                ------             ------
Change in benefit obligation:
Benefit obligation, beginning of year                          $ 6,211            $ 4,170
     Service cost                                                    7                  7
     Interest cost                                                 442                475
     Actuarial loss                                                679                104
     Benefits paid                                                (306)              (473)
     Special termination benefits                                    -              1,928
                                                              ---------------------------
Benefit obligation, end of year                                  7,033              6,211
                                                              ===========================
Fair value of plan assets                                            -                  -
                                                              ===========================

Under funded status                                             (7,033)            (6,211)
Unrecognized net actuarial gain                                 (1,372)            (2,152)


                                                              ---------------------------
Net liability recognized in the balance sheets                 $(8,405)           $(8,363)
                                                              ===========================


The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 8.0% in fiscal 2001 and 10% in fiscal 2000, gradually declining to 5.0% in fiscal 2005. Measurement of the accumulated post-retirement benefit obligation was based on an assumed 7.25% discount rate for 2001 and 8.0% discount rate for 2000 and 1999. If the health care cost trend rate assumptions were increased by 1.0%, the accumulated post-retirement obligation as of October 31, 2001 would be increased by $0.5 million. The effect of this change on the service cost and interest cost would not be material.

17.      INCOME TAX BENEFIT (PROVISION)


Income tax benefit (provision) was as follows:

                                                         Years Ended October 31,
(In thousands)                                2001                2000                1999
------------------------------------------------------------------------------------------
CURRENT

     Federal                               $    -             $  (399)           $ 8,666
     State                                      -                 (57)                 -
                                         -------------------------------------------------
                                                -                (456)             8,666

DEFERRED

     Federal                                    -              (7,774)            (6,245)
     State                                      -              (1,111)              (892)
                                         -------------------------------------------------
                                                -              (8,885)            (7,137)
                                         -------------------------------------------------
                                           $    -             $(9,341)           $ 1,529
                                         =================================================


No income taxes were recorded in 2001 as a result of the Company's net operating loss carryforward position. GCC's effective income tax rate was 7.4% in 2000 and 40.0% in 1999. The differences between the statutory federal tax rate and the effective tax rate for 2001 and 2000 are due primarily to the recording of a valuation allowance. The difference between the statutory federal tax rate and the effective tax rate for 1999 is due primarily to state income taxes.

Significant components of the Company's net deferred income tax liability (asset) stated on a gross basis at October 31, were as follows:

(In thousands)                                                    2001                2000
                                                              --------           ---------
GROSS DEFERRED INCOME TAX ASSETS
     Financial accruals and reserves                          $ 26,512           $ 17,267
     Investment write downs                                     19,115             14,454
     Impairment of theatre assets                               12,273             12,590
     Post-retirement health care benefits                        3,362              3,345
     Net operating loss carryforwards                           32,046             20,975
     Self insurance accruals                                     3,216              3,836
                                                        ----------------------------------
     Total deferred tax assets                                  96,524             72,467
  Valuation allowance                                          (76,771)           (55,168)
                                                        ----------------------------------

NET DEFERRED INCOME TAX ASSETS                                  19,753             17,299
GROSS DEFERRED INCOME TAX LIABILITIES
     Basis difference in fixed assets                           19,753             17,299
                                                        ----------------------------------
     Total deferred income tax liabilities                      19,753             17,299
                                                        ----------------------------------
     Net deferred tax liability                               $      -           $      -
                                                        ==================================


The Company anticipates utilizing its deferred tax assets only to the extent of its deferred tax liabilities. Accordingly, the Company has fully reserved all remaining deferred tax assets, which it presently cannot utilize.

As of October 31, 2001, the Company has net operating loss carryforwards of approximately $91.0 million, which will begin to expire in 2021.

18.      SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision maker reviews the results of the businesses that make up the consolidated entity. The Company has identified three reportable segments: one segment is the domestic theatre operation (which encompass all theatres in the continental United States); the second segment includes the Company's joint venture in South America; and the final segment primarily includes all of the activity related to the investment portfolio business and corporate administration. This identification of segments emanates from management's recognition that its investing activity in a variety of non-theatre related activities is wholly separate from theatre operations, and its South American operations are new theatre ventures in markets that are dissimilar to the United States market. The other expenses segment primarily includes the regional and home office administration. The Company evaluates both domestic and international theatre performance and allocates resources based on earnings before interest, taxes, depreciation, impairment, restructuring and reorganization items. Information concerning (loss) earnings before income taxes has also been provided so as to aid in the reconciliation to the consolidated totals. The international theatre segment has been reported in this footnote as if it were a fully-consolidated subsidiary rather than under the equity method as it has been reported in the consolidated financial statements because the chief operating decision maker evaluates operations on this basis. The adjustment column is utilized to return the international theatre segment to the equity method and eliminate intercompany balances. Performance of the investment portfolio business is evaluated using the same measures as are seen in the consolidated financial statements.

                                  TOTAL COMPANY

                                                      Year Ended October 31, 2001
                   -------------------------------------------------------------------------------------------------
                         Domestic      International       Other         Segment                       Consolidated
                         Theatres        Theatres        Operations      Totals       Adjustments         Totals
--------------------------------------------------------------------------------------------------------------------
(In thousands)

Revenues:
     Admissions         $ 203,551       $ 43,112        $      --       $ 246,663       $ (43,112)     $ 203,551
     Concessions           85,606         12,272               --          97,878         (12,272)        85,606
     Other                  9,286          4,729               --          14,015          (4,729)         9,286
                   -------------------------------------------------------------------------------------------------
Total revenues            298,443         60,113               --         358,556         (60,113)       298,443
                   -------------------------------------------------------------------------------------------------
Earnings (loss) before
     interest, taxes,
     depreciation,
     disposition,
     impairment,
     restructuring and
     reorganization
     items               18,620          9,102           (1,763)         25,959          (9,102)       16,857

Depreciation             12,923          9,114               78          22,115          (9,114)       13,001

Disposition, impairment,
     restructuring and
     reorganization
     items                 14,551            700           6,997          22,248            (700)       21,548
Net investment
     income (loss)             18          1,645          (9,772)         (8,109)         (1,645)       (9,754)
Earnings (loss)
     before income taxes   (8,977)        (4,193)        (24,135)        (37,305)          1,624       (35,861)
Total assets              103,979        109,029          76,486         289,494         (69,625)      219,869
Total capital
     expenditures           1,568         15,277               6          16,851         (15,277)        1,574


                                                      Year Ended October 31, 2000

                   ---------------------------------------------------------------------------------------------
                         Domestic       International      Other        Segment                    Consolidated
                         Theatres        Theatres         Operations    Totals      Adjustments      Totals
----------------------------------------------------------------------------------------------------------------
(In thousands)

Revenues:
     Admissions         $ 237,093       $  55,426       $     --       $ 292,519       $ (55,426)    $ 237,093
     Concessions          105,056          17,528             --         122,584         (17,528)      105,056
     Other                 15,893           4,107             --          20,000          (4,107)       15,893
                   ---------------------------------------------------------------------------------------------
Total revenues            358,042          77,061             --         435,103         (77,061)      358,042
                   ---------------------------------------------------------------------------------------------
(Loss) earnings before
     interest, taxes,
     depreciation,
     disposition,
     impairment,
     restructuring and
     reorganization items  (5,343)         12,542         (4,213)          2,986         (12,542)       (9,556)

Depreciation               17,156           8,233             99          25,488          (8,233)       17,255

Disposition, impairment
     restructuring and
     reorganization
     items                 51,345              --         14,515          65,860              --        65,860

Net (loss) investment
     income                    70           1,905        (19,904)        (17,929)         (1,905)      (19,834)
Loss before income
     taxes                (74,728)         (2,417)       (44,080)       (121,225)           (310)     (121,535)

Total assets              117,268         116,583         93,596         327,447         (76,108)      251,339

Total capital
     expenditures          56,301          18,554          5,150          80,005         (18,554)       61,451


                                                      Year Ended October 31, 1999

                   ---------------------------------------------------------------------------------------------
                         Domestic       International      Other        Segment                    Consolidated
                         Theatres        Theatres         Operations    Totals      Adjustments      Totals
----------------------------------------------------------------------------------------------------------------
(In thousands)

Revenues:
     Admissions         $ 255,752       $  45,010            $--       $ 300,762       $ (45,010)     $ 255,752
     Concessions          115,093          14,577             --         129,670         (14,577)       115,093
     Other                 15,305           2,595             --          17,900          (2,595)        15,305
                   ---------------------------------------------------------------------------------------------
Total revenues            386,150          62,182             --         448,332         (62,182)       386,150
                   ---------------------------------------------------------------------------------------------
Earnings (loss) before
     interest, taxes,
     depreciation,
     disposition,
     impairment,
     restructuring and
     reorganization
     items                  5,127           6,341         (7,246)          4,222          (6,341)        (2,119)
Depreciation               16,071           6,870            185          23,126          (6,870)        16,256
Disposition,
     impairment,
     restructuring and
     reorganization
     items                 (4,718)             --             --          (4,718)             --         (4,718)
Net investment income          40             825         20,076          20,941            (825)        20,116
Earnings (loss) before
     income taxes          (6,637)         (8,282)         9,163          (5,756)          1,934         (3,822)
Total assets              138,141         142,982        178,576         459,699         (84,092)       375,607
Total capital
     expenditures          18,123          33,507          2,844          54,474         (33,507)        20,967


As a result of the Company's filing of a petition for reorganization under Chapter 11 of the

United States Bankruptcy Code, management no longer reviews its domestic theatre operations in the segments of core market, other markets, impaired theatres and other expenses. Below is a condensed operating statement for 2001 that provides financial data of those theatres that were open at October 31, 2001 and those theatres closed during 2001.

                          GENERAL CINEMA THEATRES, INC.

                                        Theatres                Theatres
                                         Open at                Closed in          Total
(In thousands)                      October 31, 2001              2001           Domestic
------------------------------------------------------------------------------------------

Revenues

     Admissions                             $202,703           $    848           $203,551
     Concessions                              85,092                514             85,606
     Other                                     9,229                 57              9,286
                                  --------------------------------------------------------
                                             297,024              1,419            298,443
                                  --------------------------------------------------------

Costs and expenses

     Film rentals                            105,802                324            106,126
     Concessions                              15,328                114             15,442
     Theatre operating expenses              146,924                898            147,822
                                  --------------------------------------------------------
     Theatre cash flow(1)                   $ 28,970           $     83           $ 29,053
                                  --------------------------------------------------------

     # of locations                               73                  7
     # of screens                                677                 28

--------------

(1) Theatre cash flow is the domestic theatres' earnings (loss) before interest, taxes and depreciation, disposition, impairment, restructuring and reorganization items and without consideration of general and administrative expenses.


19.      COMPARATIVE QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        2001
                         ----------------------------------------------------------------
                          First        Second          Third       Fourth       Full
                         Quarter       Quarter        Quarter      Quarter      Year
-----------------------------------------------------------------------------------------
(In thousands except for per share amounts)

Revenues                $86,311       $61,986        $85,250       $64,896     $298,443
Gross profit             10,566         3,778         11,833         3,705       29,882
Net loss                 (3,390)       (8,740)       (15,115)       (8,616)     (35,861)
Net loss per share
   Basic                $ (0.44)      $ (1.12)       $ (1.94)      $ (1.10)     $ (4.60)
   Diluted                (0.44)      $ (1.12)       $ (1.94)      $ (1.10)     $ (4.60)

                                                        2000
                                   ----------------------------------------------------------------
                                       First      Second          Third         Fourth       Full
                                      Quarter     Quarter        Quarter        Quarter      Year
---------------------------------------------------------------------------------------------------
(In thousands except for
per share amounts)

Revenues                             $97,863     $79,313       $108,631       $72,235      $358,042
Gross profit                           7,683         846          8,849        (6,450)       10,928
Earnings (loss) before effect
   of accounting change                1,909      (6,005)       (10,077)     (116,703)     (130,876)

Cumulative effect of an
   accounting change, net             (2,806)         --             --        (1,870)       (4,676)
Net loss                                (897)     (6,005)       (10,077)     (118,573)(1)  (135,552)
Net loss per share
  Basic
   Earnings (loss) before
     effect of accounting change        0.25       (0.77)         (1.30)       (15.06)       (16.89)
   Cumulative effect of an
      accounting change, net           (0.37)         --             --         (0.24)        (0.60)
   Net loss                            (0.12)      (0.77)         (1.30)       (15.30)       (17.49)
  Diluted
   Earnings (loss) before effect
      of accounting change              0.25       (0.77)         (1.30)       (15.06)       (16.89)
   Cumulative effect of an
      accounting change, net           (0.37)         --             --         (0.24)        (0.60)
   Net loss                            (0.12)      (0.77)         (1.30)       (15.30)       (17.49)

------------
(1) The net loss in the fourth quarter includes a charge for restructuring and reorganization of $70.0 million and an impairment charge of $9.6 million (See
Note 6).

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
GC Companies, Inc., Debtor-in Possession
Chestnut Hill, Massachusetts

We have audited the accompanying consolidated balance sheets of GC Companies, Inc. and subsidiaries, Debtors-in-Possession (the "Company"), as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of GC Companies, Inc. and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company and certain of its subsidiaries filed petitions to reorganize under Chapter 11 of the United States Bankruptcy Code. A Reorganization Plan was filed December 21, 2001. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for costs of start-up activities in 2000 to conform with the American Institute of Certified Public Accountants Statement of Position 98-5.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced significant losses from operations. On October 11, 2000, the Company and certain of its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code. The Company has filed a reorganization plan with the United States Bankruptcy Court on December 21, 2001 (the "Reorganization Plan"). The Reorganization Plan has not been confirmed by the United States Bankruptcy Court. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 24, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    DIRECTORS

Below are the name, age and principal occupations for each current director of the Company.

PETER C. READ - 65 - Director since 1994. Currently active in consulting, venture capital and civic and charitable matters; Executive Vice President of The First National Bank of Boston until his retirement in September 1992; Director of Granite State Bank.

FRANCIS E. SUTHERBY - 69 - Director since 1993. Partner of Deloitte & Touche LLP, the independent auditors of the Company, from 1968 until his retirement in May 1992.

G. GAIL EDWARDS - 46 - Director since 2001. President, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company since October 2000; Vice President, Chief Financial Officer and Treasurer of the Company from July 1996 to October 2000; Vice President and Treasurer of Delaware North Companies, Incorporated, a private holding company, prior thereto.

                               EXECUTIVE OFFICERS

Below are the name, age and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

G. GAIL EDWARDS - 46 - President, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company since October 2000; Vice President, Chief Financial Officer and Treasurer of the Company from July 1996 to October 2000; Vice President and Treasurer of Delaware North Companies, Incorporated, a private holding company, prior thereto.

FRANK T. STRYJEWSKI - 45 - President and Chief Operating Officer of General Cinema Theatres Inc. since September 1999. Executive Vice President and Chief Operating Officer from November 1998 to September 1999. Senior Vice President, operations from 1996 to November 1998; Senior Vice President of Operations for the South Division of AMC Entertainment, Inc. from 1994 to 1996.

JOHN G. BERYLSON - 48 - President of GCC Investments, Inc. since October, 2000 and Senior Vice President and Chief Investment Officer of the Company from 1993 until October 10, 2000; Managing Director of Advent International Financial Services, a venture capital and financial services firm, prior thereto. Mr. Berylson is the son-in-law of Richard A. Smith, former Chairman of the Company.

PHILIP J. SZABLA - 47 - Vice President, General Counsel and Secretary of the Company since December 1996; Member of the law firm of Albrecht, Maguire, Heffern & Gregg, P.C. prior thereto.

LOUIS E. CASAVANT - 46 - Vice President and Corporate Controller of the Company since December 1998 and Corporate Controller prior thereto; Controller of Finast Supermarkets from 1994 to 1997; Controller of Childcraft, Inc. from 1992 to 1994.

ITEM 11. EXECUTIVE COMPENSATION

                           Summary Compensation Table

The following table provides information on the compensation provided for services rendered to the Company during fiscal 2001, 2000, and 1999 by the Company's Chief Executive Officer, President, Chief Operating Officer, and the other executive officers of the Company at the end of fiscal 2001.

                                                 Annual Compensation                 Long Term Compensation
                                      ------------------------------------  ----------------------------------------
                                                                                        Awards              Payouts
                                                                            -----------------------------  ---------
                                                                 Other       Restricted      Securities
                                                                 Annual        Stock         Underlying      LTIP        All Other
   Name and Principal        Fiscal    Salary     Bonus       Compensation     Awards       Options/SARs    Payouts     Compensation
        Position              Year       ($)      ($)(1)         ($)(2)        ($)(3)            (#)         ($)(4)       ($)(5)
------------------------     ------   --------   --------     ------------  -----------     ------------    --------    ------------

Richard A. Smith              2001          --         --           --              --             --             --             --
Chairman until June 16, 2001  2000          --         --           --              --             --             --             --
President until November,     1999          --         --           --              --             --             --             --
1995 and CEO until
October 10, 2000(11)


G. Gail Edwards               2001    $400,000         --                                                                  $ 63,936
President, Chief Operating    2000    $327,500   $175,000     $350,000(6)           --         16,000             --       $131,310
Officer, Chief Financial      1999    $270,000   $162,000           --              --          3,553             --       $ 13,753
Officer and Treasurer


Frank T. Stryjewski           2001    $300,000         --     $150,000(7)                                                  $    594
President of General          2000    $300,000   $ 60,000           --              --         16,000             --       $ 12,442
Cinema Theatres, Inc.         1999    $256,538         --     $100,000(7)                       5,000             --       $  9,716


John G. Berylson              2001    $400,000         --                                                                  $    792
Senior Vice President and     2000    $169,231         --     $435,558(9)  $   319,978             --     $2,559,468       $ 12,417
Chief Investment Officer      1999    $369,337   $247,500           --              --          4,441     $1,536,749       $ 62,485
until October 10, 2000(8)


Philip J. Szabla              2001    $275,000         --                                                                  $ 37,146
Vice President and            2000    $236,346   $100,000     $250,000(10)          --          6,500             --       $ 66,176
General Counsel               1999    $205,000   $ 65,600           --              --          2,000             --       $  9,835


(1) Bonus payments are reported with respect to the year in which the related services were performed.

(2) No disclosure regarding items included in this category is required unless the amount in any year exceeds the lesser of $50,000 or 10% of the annual salary and bonus for the named executive officer.

(3) Value is calculated by multiplying the number of shares awarded by the closing price of the Common Stock on the New York Stock Exchange on the last date of the fiscal quarter in which the related services were performed. In general, twenty percent of an award of restricted Common Stock are freed from the restrictions on transfer each year, commencing one year after the date of grant, provided that the recipient continues to be employed by the Company on the anniversary date of the grant. Holders of restricted stock are entitled to vote their restricted shares.

(4) The long term incentive plan ("LTIP") payout reported in this category with respect to Mr. Berylson for fiscal 2000 includes cash portions of Mr. Berylson's share of incentive pool payment relating to the Company's investment activity in accordance with the terms of the GCC Investments, Inc. Incentive Pool Plan (the "Pool Plan"). Of the Pool Plan awards, 70% is payable in cash in three equal installments over three years, and 30% is paid in restricted stock at the time of the award which vests over the succeeding five years. Mr. Berylson received $1,246,130, which is the second cash installment of a total $5,340,559 award relating to the initial public offering of Global TeleSystems, Inc. in fiscal 1998, plus interest of $97,207. Mr. Berylson also received $1,010,447 representing the first two installments of a total $1,729,289 award relating to the gain from the sale of PrimaCom plus interest of $12,471. Mr. Berylson received $37,750 representing the last installment due from the share exchange for GrandVision, plus interest of $6,575. Mr. Berylson received $126,902 plus interest of $21,986, representing the last installment of a $380,705 investment banking fee relating to the acquisition of international theatre assets, which fee is payable in cash in three equal installments over two years. In connection with the Global TeleSystems and PrimaCom awards, a total of 9,399 restricted shares were awarded in fiscal 2000, which had a value of $2.38 per share or $22,370 on October 31, 2000.

(5) The items accounted for in this category include the value of allocated ESOP shares, the cost to the Company of matching contributions under the Key Employee Deferred Compensation Plan and life insurance premiums. For fiscal 2001, such amounts for each of the named executive officers were, respectively, as follows: Mr. Berylson - $0, $0 and $792; and Ms. Edwards - $0, $0 and $792; Mr. Stryjewski - $0, $0 and $594; and Mr. Szabla - $0, $0 and $545. In addition, pursuant to their agreements with the Company, Ms. Edwards and Mr. Szabla received payment in respect of their SERP benefit of $63,144 and $36,601, respectively. In August, 2000, the Company's Board of Directors terminated the Company's Key Employee Deferred Compensation Plan (the "Deferred Comp Plan") which allowed key executives to defer receipt of up to 15% of base salary annually. As a result, current participants received payment of their account balances as of August 31, 2000 as follows: Ms. Edwards - $198,099; Mr. Stryjewski - $104,346; Mr. Berylson - $578,848; and Mr. Szabla - $86,773. These amounts included employee contributions as follows: Ms. Edwards - $114,550; Mr. Stryjewski - $59,390; Mr. Berylson - $291,933; and Mr. Szabla - $54,954 with the remaining amount paid representing Company matching contributions of the current and prior years and interest earned on balances.

(6) Represents a retention payment pursuant to Ms. Edward's 1999 agreement with the Company.

(7) Represents a retention payment to Mr. Stryjewski pursuant to his agreement with the Company.

(8) Mr. Berylson resigned as Chief Investment Officer of the Company on October 10, 2000. He remains President of GCC Investments, Inc.

(9) Represents Mr. Berylson's share of management fees paid to Chestnut Hill Capital Partners under a management agreement with the Company. This management agreement was terminated on October 10, 2000.

(10) Represents a retention payment pursuant to Mr. Szabla's 1999 agreement with the Company.

(11)     Mr. Smith resigned as Chairman of the Company on June 19, 2001.


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

The following table shows the estimated annual pension benefits payable to employees in various compensation and years of service categories. The estimated benefits apply to an employee retiring at age 65 in 2001 who elects to receive his or her benefit in the form of a straight life annuity. These benefits include amounts attributable to both the Retirement Plan and the SERP, in aggregate, and exclude the impact of any retirement benefits that might be received from Social Security.

                 Estimated Aggregate Annual Retirement Benefits
                   Under the Retirement Plan and the SERP (1)

                                           Total Years of Service
   Average                  ---------------------------------------------------
  Pensionable                                                             25
   Earnings                    5         10         15         20       or more
--------------              -------   --------   --------   --------    -------
  $100,000...............   $10,000   $ 20,000   $ 30,000   $ 40,000   $ 50,000
   200,000...............    20,000     40,000     60,000     80,000    100,000
   300,000...............    30,000     60,000     90,000    120,000    150,000
   400,000...............    40,000     80,000    120,000    160,000    200,000
   500,000...............    50,000    100,000    150,000    200,000    250,000

--------------
(1) The amounts actually payable will be lower than the amounts shown above, since the above amounts will be reduced by 60% of the participant's estimated Social Security benefit.

The following table shows the pensionable earnings and credited years of service for the executive officers named in the Summary Compensation Table as of October 31, 2001 and years of service creditable at age 65. Credited service may not exceed 25 years for purpose of calculating retirement benefits under any of the Company's retirement plans.

                                Pensionable         Credited Years of Service
                                  Earnings          -------------------------
                               for Year Ended            at                 at
       Name                   October 31, 2000    October 31, 2001        Age 65
       ----                   ----------------    ----------------        ------

Ms. Edwards..............        $ 400,000               7                  25
Mr. Stryjewski...........        $ 300,000               5                  25
Mr. Berylson.............        $ 400,000               8                  25
Mr. Szabla...............        $ 275,000               5                  24

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of January 18, 2002 (except as noted in footnotes 4, 5, 6 and 7 below) with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each executive officer named in the Summary Compensation Table,
(iii) each director of the Company, and (iv) all current executive officers and directors as a group.

Shares of Common

                                                       Shares of Common Stock
   Name and Address                                      Beneficially Owned
 of Beneficial Owner                                    Number        Percent
 -------------------                                  -----------   ----------

Smith Family Group(1)(2)(3) ....................       2,280,083       29.12%

  c/o Richard A. Smith
  c/o Castanea Partners
  57 River Street, Suite 206
  Wellesley, MA 02481
Richard A. Smith(2)(3) .........................       1,455,223       18.58%
  c/o Castanea Partners
  57 River Street, Suite 206
  Wellesley, MA 02481

Nancy L. Marks(2)(3) ...........................       1,028,077       13.13%
  c/o Castanea Partners
  57 River Street, Suite 206
  Wellesley, MA 02481

Gabelli Funds, Inc.(4) .........................       1,750,450       22.35%
  One Corporate Center
  Rye, NY 10580

The Baupost Group, L.L.C. (5) ..................         913,300       11.66%
  44 Brattle Street
  Cambridge, MA 02138

Boston Partners Asset Management, L.P. (6)......         518,269        6.62%
  One Financial Center, 43rd Floor
  Boston, MA 02159

Dimensional Fund Advisors, Inc.(7) .............         451,200        5.76%
  1299 Ocean Avenue,
  11th Floor
  Santa Monica, CA 90401

Peter C. Read(8) ...............................           4,003          *

Francis E. Sutherby(8) .........................           3,527          *

John G. Berylson(1)(2)(3)(9) ...................         217,142        2.77%

G. Gail Edwards(1) .............................          18,874          *

Frank T. Stryjewski(1) .........................          12,298          *

Philip J. Szabla (1) ...........................           7,147          *

All current directors and officers as a group (8
  persons)(1)(2)(3)(8)(9) ......................         266,221        3.40%

----------
* Less than 1%

(1) The number of shares of Common Stock reported in the table for the executive officers of the Company individually and as a group includes shares allocated to each executive officer's account under the Company's Employee Stock Ownership Plan ("ESOP"), as to which the officers share voting power with the trustee of the ESOP. The number of shares is as follows: John G. Berylson - 55; G. Gail Edwards - 30; Frank T. Stryjewski - 42, Philip J. Szabla - 30, and all current executive officers as a group - 187. Except as set forth in the preceding sentence or in the following footnotes, each stockholder referred to above has sole voting and investment power with respect to the shares listed. The number of shares reported in the table also includes shares of Common Stock subject to options exercisable within 60 days of January 18, 2002 as follows: John G. Berylson - 14,645; G. Gail Edwards -- 18,844; Frank T. Stryjewski - 12,256; Philip J. Szabla
         - 7,117; and all current executive officers as a group -- 56,062.

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

(3) The Smith Family Group includes Richard A. Smith, former Chairman of the Company; Nancy L. Marks, Richard A. Smith's sister; Robert A. Smith, former President and Chief Operating Officer of the Company and son of Richard A. Smith; John G. Berylson, President of GCC Investments, Inc., a subsidiary of the Company, who is Richard A. Smith's son-in-law; other members of their families; and various Smith family corporations, trusts and charitable foundations. Members of the Smith Family Group possess sole or shared voting power over all of the shares shown in the table as being beneficially owned by the Smith Family Group.

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

(4) The information reported is based on an amendment to Schedule 13D dated October 29, 2001 filed with the SEC by the Gabelli Funds, Inc. and its affiliates (collectively, the "Gabelli Affiliates"). The Gabelli Affiliates have sole investment power over 1,750,450 and sole voting power over 1,706,650 of such shares.

(5) The information reported is based on a Schedule 13G dated July 11, 2001 filed with the SEC by The Baupost Group, L.L.C. and its affiliates (collectively, the "Baupost Affiliates"). The Baupost Affiliates have sole investment power and sole voting power over all such shares.

(6) This information is based upon a Schedule 13G dated February 7, 2001 filed with the SEC by Boston Partners Asset Management, L.P. and its affiliates (collectively, the "Boston Partners Affiliates"). The Boston Partners Affiliates have shared investment power and shared voting power over all such shares.

(7) The information reported is based upon a Schedule 13G dated February 2, 2001 filed with the SEC by Dimensional Fund Advisors, Inc. ("Dimensional"). Dimensional has sole investment power and sole voting power over all of such shares.

(8) Messrs. Read and Sutherby hold, respectively 3,503 and 3,527 Common Stock based units which are included in the table. These individuals do not have voting or dispositive power with respect to these Common Stock based units, which were received in lieu of the payment of directors' fees.

(9) Includes 94,462 shares held by Mr. Berylson's wife, 2,219 shares held by Mr. Berylson's daughter, 16,000 shares held in an insurance trust for the benefit of Mr. Berylson's wife, 42,481 shares held by Mr. Berylson as a trustee, and 4,438 shares held as guardian for his children, as to which Mr. Berylson disclaims beneficial ownership. Also includes 42,401 shares of restricted stock over which Mr. Berylson has voting, but not investment power. Mr. Berylson, a member of the Smith Family Group, is the son-in-law of Richard A. Smith, former Chairman of the Company.

                      Option Grants in the Last Fiscal Year

No options were granted under the Company's 1993 Equity Incentive Plan during the fiscal year ended October 31, 2001 to the executive officers named in the Summary Compensation Table

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values

The following table provides information regarding stock options exercised during fiscal 2001 and the number and value of stock options held at October 31, 2001 by the executive officers named in the Summary Compensation Table.

                                                                                    Number of
                                                                                   Securities
                                                                                   Underlying              Value of
                                                                                   Unexercised            Unexercised
                                                                                  Options/SARs           In-the-Money
                                                                                     (#)(3)               Options ($)
                                         Shares Acquired         Value            Exercisable/           Exercisable/
               Name                      on Exercise(#)       Realized($)        Unexercisable         Unexercisable(1)
      Richard A. Smith(2)                      --                  --                  --                      -
      G. Gail Edwards                          --                  --            12,712 / 16,529            $0 / $0
      Frank T. Stryjewski                      --                  --            7,442 / 16,628             $0 / $0
      John G. Berylson                         --                  --             8,917 / 8,211             $0 / $0
      Philip J. Szabla                         --                  --             4,688 / 7,459             $0 / $0

------------

(1) The value of unexercised in-the-money options is calculated by multiplying the number of underlying shares by the difference between the closing price of the Company's Common Stock at October 31, 2001 ($0.10 per share) and the option exercise price for those shares. As a result of the decline in the Company's share price, none of the options currently outstanding has any value.

(2) Richard A. Smith did not participate in the Company's 1993 Equity Incentive Plan.

(3)      There are no outstanding SAR's.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                        Transactions Involving Management

G. Gail Edwards

In June, 1996, the Company provided unsecured loans totaling $120,000 to Ms. Edwards, the Company's President, Chief Operating Officer, Chief Financial Officer and Treasurer. The loans bear interest at 5% per annum and are payable in annual principal installments equal to the lesser of $20,000 per year or 20% of Ms. Edwards' annual bonus. The loans had a principal balance of $40,000 on October 31, 2001 and are payable in full on or before December 31, 2002 or sooner if Ms. Edwards' employment is terminated for cause.

Pursuant to an amended and restated agreement between Ms. Edwards and the Company, which was approved by the Bankruptcy Court on March 16, 2001, Ms. Edwards shall receive a retention payment of one times her base salary upon confirmation of the Company's Reorganization Plan. Ms. Edwards may also receive a performance payment equal to half her base salary when the Company's Reorganization Plan is effective, which amount is payable in an amount of 1/3 of base salary on filing of the Reorganization Plan and an amount equal to 1/6 of base salary on the effective date of the Reorganization Plan. In addition, in the event the Company enters into one or more defined major transactions, Ms. Edwards will be paid an incentive payment equal to one times her base salary which amount is payable in two installments over 6 months. Pursuant to the same agreement, Ms. Edwards shall receive a bonus payment equal to 50% of her base salary on the effective date of the Reorganization Plan.

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

Ms. Edwards will receive in lieu of payments due under the Company's Supplemental Executive Retirement Plan (the "SERP") for 2001 and each subsequent year, annual payments equal to the present value of the benefits payable under the SERP upon retirement, earned with respect to such year.

Frank T. Stryjewski

Pursuant to an agreement between Mr. Stryjewski and the Company that was approved by the Bankruptcy Court, the Company has agreed that, provided he remains employed in good standing, Mr. Stryjewski received a retention payment of 50% of his base salary on October 31, 2001, and shall receive a retention payment of 50% of his base salary on October 31, 2002. In addition, in the event Mr. Stryjewski's employment is terminated other than for cause, total disability or death, or if Mr. Stryjewski voluntarily terminates his employment due to a reduction in duties following a change of control of the Company, or if he is required to relocate out of the Boston area, he will receive termination benefits consisting of (1) a continuation of his then current annual base salary for 18 months, reduced by any amounts earned from subsequent employment during this period; (2) continuation of medical and dental insurance coverage during this 18 month period or until such earlier time as Mr. Stryjewski commences full time employment; (3) outplacement services and (4) immediate vesting of all his stock options.

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

Under the agreements with the Manager, capital contributions required for investments were made 99% by the Company and 1% by the Manager. The Company provided loans to each member of the Manager, including Mr. Berylson for these required capital contributions. Interest is payable at 8% annually. Principal is payable in full at the end of seven years, unless prepayments are required based upon the share of any investment gains payable to the Manager under these agreements. The note is secured by Mr. Berylson's interest in the Manager and any amounts due to him by the Company. The amount of the principal currently owed by Mr. Berylson under this note is $419,309.

Philip J. Szabla

Pursuant to an amended and restated agreement between Mr. Szabla and the Company, which was approved by the Bankruptcy Court on March 16, 2001, Mr. Szabla shall receive a retention payment equal to one times his base salary upon confirmation of the Company's Reorganization Plan. Mr. Szabla shall also receive a performance payment equal to one half his base salary when the Company's Reorganization Plan is effective, which amount is payable in an amount of 1/3 of base salary on filing of the Reorganization Plan and an amount of 1/6 of base salary on the effective date of the Reorganization Plan. In addition, in the event the Company enters into one or more defined major transactions, Mr. Szabla will be paid an incentive payment equal to one times his base salary which amount is payable in two installments over 6 months. Pursuant to the same agreement, Mr. Szabla shall receive a bonus payment equal to 40% of his base salary on the effective date of the Reorganization Plan.

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

Mr. Szabla will receive in lieu of payments due under the Company's SERP for 2001 and each subsequent year, annual payments equal to the present value of the benefits payable under the SERP upon his retirement earned with respect to such year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a)(1) FINANCIAL STATEMENTS

The following financial statements are incorporated into Item 8 above:

         Consolidated Balance Sheets - October 31, 2001 and 2000.

         Consolidated Statements of Operations for the fiscal years ended October 31, 2001, 2000, and 1999.

         Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2001, 2000, and 1999.

         Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 2001, 2000, and 1999.

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

14(b) REPORTS ON FORM 8-K

On June 26, 2001, the Company filed a report on Form 8-K announcing that on June 12, 2001, the Company had signed a letter of intent with Onex Corporation and Oaktree Capital Management ("Onex/Oaktree") providing for the acquisition by Onex/Oaktree of all of the equity of the reorganized Company pursuant to the Reorganization Plan to be filed with the Bankruptcy Court pursuant to Chapter 11 of the U.S. Bankruptcy Code.

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

On July 13, 2001, the Company filed a report on Form 8-K announcing that the Company had agreed with the Official Committee of Unsecured Creditors (the "Committee") to extend for a period of 45 days (to and including August 27, 2001, subject to extension for an additional 30 days through and including September 26, 2001) the Company's exclusive period for filing the Reorganization Plan and to grant joint exclusivity to the Committee and the Company.

On December 12, 2001, the Company filed a report on Form 8-K announcing that it had signed a non-binding letter of intent with AMC Entertainment Inc. ("AMCE") providing for the acquisition by AMCE of all of the equity of the reorganized Company pursuant to a Reorganization Plan to be filed with the Bankruptcy Court pursuant to Chapter 11 of the U.S. Bankruptcy Code.

14(c) EXHIBITS

See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  JANUARY 29, 2002                GC COMPANIES, INC.

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

SIGNATURE                                TITLE                           DATE
---------                                -----                           ----

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER

/s/ G. Gail Edwards                 President, Chief                January 29, 2002
-------------------------------     Operating Officer
G. Gail Edwards                     Chief Financial
                                    Officer and
                                    Treasurer

/s/ Louis E. Casavant               Vice President and              January 29, 2002
-------------------------------     Corporate Controller
Louis E. Casavant


DIRECTORS:

/s/ G. Gail Edwards                                                 January 29, 2002
-------------------------------
G. Gail Edwards

/s/ Peter C. Read                                                   January 29, 2002
-------------------------------
Peter C. Read

/s/ Francis E. Sutherby                                             January 29, 2002
-------------------------------
Francis E. Sutherby

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

10.30 Debtor-in-Possession Credit Agreement, dated as of October 13, among GC Companies, Inc., General Electric Capital Corporation as DIP Administrative Agent and DIP Collateral Agent and Fleet National Bank as DIP Documentation Agent, incorporated herein by reference to
         Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

10.31* Amended and Restated Termination and Change of Control Agreement between GC Companies, Inc. and G. Gail Edwards, dated as of September 15, 2000 and first modification thereto, incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

10.32* Amended and Restated Termination and Change of Control Agreement between GC Companies, Inc. and Philip J. Szabla, dated as of September 15, 2000 and first modification thereto, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

10.33 Amended and Restated Letter of Intent dated as of January 28, 2002, between GC Companies, Inc. and AMC Entertainment Inc.

10.34 Stock Purchase Agreement dated January 15, 2002, by and among GC Companies, Inc., AMC Entertainment Inc., American Multi-Cinema, Inc. and Centertainment Development, Inc.

10.35 First Amended Joint Plan of Reorganization of Debtors and Official Committee of Unsecured Creditors for GC Companies, Inc. and its Jointly Administered Subsidiaries, to be filed on January 29, 2002 with the United States Bankruptcy Court for the District of Delaware.

10.36 Interim Operating Agreement, dated as of December 6, 2001, as amended, between AMC Entertainment Inc. and the Company.

11.1     Statement regarding computation of per share earnings.

21.1     Subsidiaries of the Company.

23.1     Consent of Deloitte & Touche LLP.




-------------------

       *Exhibits filed pursuant to Item 14(c) of Form 10-K.