Form 10-Q
period 2002-01-31
GC COMPANIES INC
filed 2002-03-22
CIK 912295

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended            JANUARY 31, 2002

Commission File Number                 12360


                               GC COMPANIES, INC.
                   DEBTOR-IN-POSSESSION AS OF OCTOBER 11, 2000
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    04-3200876
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

 1300 Boylston Street, Chestnut Hill, MA                       02467
(Address of principal executive offices)                    (Zip Code)

                                 (617) 264-8000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  [X]    NO  [ ]

As of March 14, 2002, there were outstanding 7,830,921 shares of the issuer's common stock, $0.01 par value.

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION

                                    I N D E X

                                                                        PAGE
                                                                       NUMBER
Part I.      FINANCIAL INFORMATION

  Item 1.    Condensed Consolidated Balance Sheets as of
             January 31, 2002 and October 31, 2001                        1

             Condensed Consolidated Statements of Operations for
             the Three Months Ended January 31, 2002 and 2001             2

             Condensed Consolidated Statements of Cash Flows for
             the Three Months Ended January 31, 2002 and 2001             3

             Notes to Condensed Consolidated Financial Statements         4

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11

  Item 3.    Quantitative and Qualitative Disclosure About Market
             Risk                                                        19

Part II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                            20

             Signatures                                                  21

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)


                                                     January 31,
                                                         2002        October 31,
                                                     (Unaudited)         2001
                                                     -----------         ----
ASSETS

Current assets:

  Cash and cash equivalents                           $  16,107       $   9,501

  Marketable equity securities                              206             481

  Other current assets                                    4,450           4,842
                                                      ---------       ---------
    Total current assets                                 20,763          14,824

Property and equipment, net                              89,211          92,070

Portfolio investments                                    64,005          64,109

Investment in international theatre affiliates            6,881          39,368

Other assets                                              9,640           9,498
                                                      ---------       ---------
                                                      $ 190,500       $ 219,869
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Debtor-in-possession financing                       $      --       $   2,000

 Trade payables                                          16,672          15,788

 Other current liabilities                               33,146          30,299
                                                      ---------       ---------
    Total current liabilities                            49,818          48,087

Liabilities subject to compromise                       196,752         196,400

Minority interest                                           562             566

Commitments and contingencies                                --              --

Shareholders' equity:

  Common stock                                               78              78

  Additional paid-in capital                            141,170         141,170

  Accumulated other comprehensive loss                  (10,727)           (365)

  Unearned compensation                                    (698)           (796)

  Accumulated deficit                                  (186,455)       (165,271)
                                                      ---------       ---------
  Total shareholders' deficit                           (56,632)        (25,184)
                                                      ---------       ---------
                                                      $ 190,500       $ 219,869
                                                      =========       =========


See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(In thousands except for per share amounts)

                                                         For The Three Months
                                                           Ended January 31,
                                                           -----------------
                                                          2002           2001
                                                          ----           ----
Revenues:

  Admissions                                            $ 56,399       $ 59,067

  Concessions                                             23,845         24,451

  Other                                                    2,184          2,793
                                                        --------       --------
                                                          82,428         86,311
Costs and expenses:

  Film rentals                                            30,317         32,277

  Concessions                                              4,175          4,464

  Theatre operations and administrative expenses          40,202         42,316

  Depreciation                                             2,956          3,344

  Gain on disposition of theatre assets                       --            (30)

  Reorganization items                                     1,614          3,152

  Corporate expenses                                         394            419
                                                        --------       --------

Operating earnings                                         2,770            369

Equity losses in theatre affiliates                      (22,309)        (1,506)

Investment loss, net                                        (539)          (714)

Interest expense                                          (1,106)        (1,539)
                                                        --------       --------

Loss before income taxes                                 (21,184)        (3,390)

Income tax provision                                          --             --
                                                        --------       --------

Net loss                                                $(21,184)      $ (3,390)
                                                        ========       ========
Net loss per share:

  Basic                                                 $  (2.71)      $  (0.44)
                                                        ========       ========
  Diluted                                               $  (2.71)      $  (0.44)
                                                        ========       ========
Weighted average shares outstanding:

  Basic                                                    7,811          7,790
                                                        ========       ========
  Diluted                                                  7,811          7,790
                                                        ========       ========


See Notes to Condensed Consolidated Financial Statements.

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


(In thousands)

                                                               For the Three Months
                                                                Ended January 31,
                                                                -----------------
                                                               2002           2001
                                                               ----           ----
Cash flows from operating activities:

    Net loss                                                 $(21,184)      $ (3,390)

    Adjustments to reconcile net loss to net cash provided by operating activities:

          Depreciation                                          2,956          3,344

          Equity losses in theatre affiliates                  22,309          1,506

          Realized gain (loss) on marketable  equity
            securities and portfolio investments                   29           (173)

          Equity losses in portfolio investments                  162            553

          Reorganization items                                  1,614          3,152

          Gain on impairment or disposition of theatre
            assets and restructuring                               --            (30)

          Vesting of restricted stock awards                       98             99

          Other non-cash activities                             1,035          1,121

          Changes in assets and liabilities:

            Trade payables                                        884         (4,104)

            Other current assets and liabilities                  960          1,992
                                                             --------       --------

    Net cash provided by operating activities                   8,863          4,070
                                                             --------       --------

Cash flows from investing activities:

    Capital expenditures                                         (181)          (231)

    Proceeds from the disposition of theatre assets                --             41

    Proceeds from liquidation of short-term investments            --            577

    Other investing activities                                     --             33
                                                             --------       --------

    Net cash (used) provided by investing activities             (181)           420
                                                             --------       --------

Cash flows from financing activities:

    Decrease in debtor-in-possession financing                 (2,000)        (3,138)

    Other financing activities                                    (76)          (115)
                                                             --------       --------

    Net cash used by financing activities                      (2,076)        (3,253)
                                                             --------       --------

    Net change in cash and cash equivalents                     6,606          1,237

Cash and cash equivalents at beginning of period                9,501         12,946
                                                             --------       --------

Cash and cash equivalents at end of period                   $ 16,107       $ 14,183
                                                             ========       ========

Supplemental disclosure of cash flow information:

    Cash paid during the period:

            Interest                                         $  1,093       $  1,315

            Income taxes                                     $     --       $     --


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

2.    LIQUIDITY AND MANAGEMENT'S PLANS

The Company entered into an agreement dated October 12, 2000 with major financial institutions for a debtor-in-possession credit facility (the "DIP Facility") under which the Company may borrow up to $45.0 million, subject to certain limitations, to fund ongoing working capital needs while the Bankruptcy Proceedings are pending. On March 12, 2002, availability of the DIP Facility to the Company was extended to April 30, 2002.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to maintain compliance with debt covenants under the DIP Facility and the ultimate reorganization of the Company pursuant to the plan of reorganization confirmed by the Bankruptcy Court and a vote of the Company's creditors on March 18, 2002 (the "Reorganization Plan") and expected to become effective on or about March 28, 2002.

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

The Reorganization Plan was confirmed by the Bankruptcy Court and a vote of the Company's creditors on March 18, 2002. Under the Reorganization Plan, which is expected to become effective on or about March 28, 2002, AMC will become the owner of all of the stock of the reorganized GC Companies, Inc. and will pay the Company's creditors consideration, consisting of cash, AMC senior subordinated notes or AMC common stock, having a value between $165.0 million and $180.0 million plus assumed debt of $28.5 million. The ultimate amount AMC will pay the creditors of the Company is not presently determinable and will depend, among other things, upon: (i) a final determination of allowed claims that will be made by the Bankruptcy Court; (ii) the form of consideration chosen by certain of the creditors of the Company to whom alternatives are available; (iii) the form of recovery and consideration AMC chooses to issue to specified creditors of the Company; (iv) the amount of cash otherwise available to the Company at the effective date of the Reorganization Plan; and (v) the length of time it takes to consummate the transaction. The Reorganization Plan sets forth the terms and provisions of the Company's reorganization and AMC's acquisition of all of the common stock of the Company.

Under the Reorganization Plan all existing shares of the Company's common stock will be canceled and will no longer represent an equity interest in the Company; however, on terms and conditions set forth in the Reorganization Plan, existing holders of the Company's common stock may be provided with the opportunity to participate in a newly-formed entity which will hold assets of the Company's investment portfolio.

3. REORGANIZATION UNDER THE BANKRUPTCY PROCEEDINGS AND LIABILITIES SUBJECT TO COMPROMISE

In the Bankruptcy Proceedings, approximately $196.8 million of liabilities as of January 31, 2002 are subject to compromise under the Reorganization Plan. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and a final determination of the allowable claim will be made by the Bankruptcy Court. These claims may also be subject to adjustment depending on the determination of the validity and the value of the security held in respect of certain claims.

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

A lease termination reserve of approximately $46.7 million was outstanding at January 31, 2002. This reserve was established for theatres that were closed by the Company and had been operated by legal entities that filed for reorganization under Chapter 11 and certain leases of the theatres operated by legal entities that filed for bankruptcy relief under Chapter 7 and whose leases were guaranteed by Harcourt General, Inc. This reserve was based upon the Company's estimates of the landlords' Section 502(b)(6) Claim for these theatre locations, based upon the assumption that these leases will be rejected. The reserve may be subject to future adjustments, as previously discussed, based on claims filed by the landlords and Bankruptcy Court actions. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts or from additional leases which may be rejected in connection with the Bankruptcy Proceedings until the Reorganization Plan becomes effective on or about March 28, 2002.

The activity during the quarter ended January 31, 2002 in the lease terminations and restructuring reserve was as follows:

                                        Lease             Personnel        Total
(In thousands)                    Termination Costs     Related Costs     Reserve
                                  -----------------     -------------     -------
Balance at October 31, 2001           $46,709               $599          $47,308
Cash payments in 2002                      --                (22)             (22)
                                      -------               ----          -------
Balance at January 31, 2002           $46,709               $577          $47,286
                                      =======               ====          =======

During the first quarter of 2002, no additional lease termination reserves were recorded. The Company made nominal payments for personnel related costs primarily for severance.

The Company recorded in the first quarter of 2002 the following expenses directly associated with the Bankruptcy Proceedings: professional fees of $1.3 million, the write-off of certain assets of $0.1 million as well as severance and retention costs for personnel of approximately $0.3 million. These charges were partially offset by interest income of $0.1 million earned by the Company on the cash accumulated and invested during the Bankruptcy Proceedings. Cash paid for professional reorganization fees for the quarter totaled $2.1 million.

Certain claims against the Company in existence prior to the filing of petitions under Chapter 11 of the Bankruptcy Code are stayed while the Company operates its business as debtors-in-possession. These pre-petition claims are reflected in the consolidated balance sheets as "Liabilities subject to compromise." During the first three months of 2002, Liabilities subject to compromise increased by approximately $0.4 million primarily due to increases in estimates for certain pre-petition liabilities offset by the payment of pre-petition obligations outstanding on leases assumed by the Company.

Interest due and payable, as specified under the bank credit agreement, is also stayed during the bankruptcy. Interest due contractually and not paid during the first quarter of 2002 totaled $1.0 million. The Company has Bankruptcy Court approval to make monthly adequate protection payments related to the bank credit agreement, which totaled approximately $1.0 million during the first quarter of 2002.

As part of the first day orders granted by the Bankruptcy Court, the Company is permitted to continue to operate its business in the ordinary course, which includes ongoing payments to vendors, employees, and others for any post-petition obligations. In addition, the Bankruptcy Court approved payment of all of the Company's pre-petition film liability claims, and certain other pre-petition amounts were also permitted to be paid such as sales and trust fund taxes, workers' compensation claims and pre-petition obligations outstanding on leases assumed by the Company.

4.    ECONOMIC DEVELOPMENTS IN ARGENTINA

During the first quarter of 2002, the government of Argentina imposed restrictions on the withdrawal of cash balances from individuals' bank accounts and restricted the ability of companies to pay vendors located outside of Argentina. These fiscal policies, as well as continuing economic difficulties and political turmoil resulted in public demonstrations in Argentina, which required the shutdown of several theatres for a short period of time and a decline in theatre attendance in the first quarter of 2002. In addition, in January 2002, the government of Argentina announced the adoption of a currency system allowing the peso to float freely rather than pegging it to the U.S. dollar. This resulted in a significant devaluation of the peso. As certain of the joint venture's liabilities, primarily the Argentine debt financing arrangement of $28.0 million, are denominated in U.S. dollars, the devaluation of the peso, the joint venture's functional currency, has resulted in the recognition of a $12.2 million foreign currency transaction loss in the first quarter of 2002 on the books of Hoyts General Cinema South America's ("HGCSA") Argentina subsidiary. This loss relates to increases in the actual and expected functional currency cash outflows on transactions denominated in currencies other than the peso. The Company's portion of this transaction loss was approximately $6.1 million and was reflected in equity losses in theatre affiliates in the consolidated statement of operations. In addition, HGCSA recorded a cumulative translation adjustment of $20.4 million within accumulated other comprehensive loss in shareholders' equity. This adjustment results from translating the financial statements of the Argentine subsidiary from the peso into the reporting currency of the Company (U.S. dollar). The Company's portion of this cumulative translation adjustment was $10.2 million and was recorded as a decrease in the carrying value of the Company's investment in international theatre affiliates and an increase in accumulated other comprehensive loss in the consolidated balance sheet.

As operating cash inflows and outflows of HGCSA's Argentine subsidiary are primarily denominated in pesos and the debt service payments of HGCSA's Argentine subsidiary are denominated in U.S. dollars, the realization of the Company's investment in HGCSA'S Argentine subsidiary is dependent upon the Argentine operation's ability to generate sufficient pesos to pay debt service and provide for a return on investment to the joint venture. Because of the continued significant uncertainty as to extent and duration of the peso's devaluation and its ultimate impact to the operations and cash flows of the Argentine subsidiary of HGCSA, the Company has determined that its investment in HGCSA's Argentina subsidiary is other than temporarily impaired, and accordingly has recorded a charge to operations of approximately $14.8 million in the three months ended January 31, 2002. The charge is included in Equity Losses in Theatre Affiliates in the condensed consolidated statement of operations.

5.    MARKETABLE EQUITY SECURITIES AND PORTFOLIO INVESTMENTS

                                                                                                        Change
                                                                                    Cumulative        in Pre-tax
                                                                                   Gross Pre-tax      Unrealized
                                                                      Aggregate     Unrealized          Holding
                                        ACCOUNTING        Percent of   Carrying       Holding       Gains (Losses)
Investment as of January 31, 2002      Designation        Ownership    Value(a)  Gains (Losses)(e)  for the Year(e)
---------------------------------      -----------        ---------    --------  -----------------  ---------------
(In thousands except percentages)
Marketable Equity Securities

  Claxson Interactive Group Inc.   Available-for-sale(b)      0.8%     $    89        $ (633)           $ (215)
     (formerly El Sitio)
  GrandVision SA                   Available-for-sale(b)      0.1%         117            83                 6
                                                                       -------        ------            ------
Total marketable equity                                                    206          (550)             (209)
securities

Portfolio Investments

  FleetCor (a.k.a. Fuelman)          Equity Method(c)        37.2%      11,554            --                --
  American Capital Access             Cost Method(d)         15.3%      23,933            --                --
  Vanguard                            Cost Method(d)         15.0%       7,760            --                --
  MotherNature.com                    Cost Method(f)          4.5%          58            --                24
  VeloCom                             Cost Method(d)          3.2%      20,700            --                --
                                                                       -------        ------            ------
Total portfolio investments                                             64,005            --                24
                                                                       -------        ------            ------
Total marketable equity
  securities and portfolio
  investments                                                          $64,211        $ (550)           $ (185)
                                                                       =======        ======            ======


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

(f) The investment is reported at liquidation value. As this value is not readily determinable from a public exchange, the investment was reclassified from marketable equity securities to portfolio investments during the first quarter of 2002.

Investment loss, net consisted of the following for the three months ended January 31:

         (In thousands)                                       2002         2001
                                                              ----         ----
         Realized (loss) gain on marketable
           equity securities and portfolio
           investments                                       $(126)       $  79
         Equity losses in portfolio investments               (162)        (553)
         Management and administrative costs                  (251)        (240)
                                                             -----        -----
         Investment loss, net                                $(539)       $(714)
                                                             =====        =====


6.    SEGMENTS OF ENTERPRISE AND RELATED INFORMATION

The Company has segmented its operations in a manner that reflects how its chief operating decision maker reviews the results of the businesses that make up the consolidated entity. The Company has identified three reportable segments: one segment is the domestic theatre operation (which encompass all theatres in the continental United States); the second segment includes the Company's joint venture in South America; and the final segment primarily includes all of the activity related to the investment portfolio business and corporate administration. This identification of segments emanates from management's recognition that its investing activity in a variety of non-theatre related activities is wholly separate from theatre operations, and its South American operations are new theatre ventures in markets that are dissimilar to the United States market. The other expenses segment primarily includes the regional and home office administration. The Company evaluates both domestic and international theatre performance and allocates resources based on earnings before interest, taxes, depreciation, reorganization items, and gain on disposition of theatre assets. Information concerning earnings (loss) before income taxes has also been provided so as to aid in the reconciliation to the consolidated totals. The international theatre segment has been reported in this footnote as if it were a fully-consolidated subsidiary rather than under the equity method as it has been reported in the consolidated financial statements because the chief operating decision maker evaluates operations on this basis. The adjustment column is utilized to return the international theatre segment to the equity method and eliminate intercompany balances. Performance of the investment portfolio business is evaluated using the same measures as are seen in the consolidated financial statements.

(In thousands)

Three Months Ended January 31, 2002             Domestic  International    Other        Segment                  Consolidated
                                                Theatres    Theatres     Operations     Totals     Adjustments     Totals
                                                --------    --------     ----------     ------     -----------     ------
Revenues:

     Admissions                                 $56,399     $  7,692      $    --      $ 64,091      ($ 7,692)     $ 56,399

     Concessions                                 23,845        2,540           --        26,385        (2,540)       23,845

     Other                                        2,184        1,221           --         3,405        (1,221)        2,184
                                                -------     --------      -------      --------      --------      --------
Total revenues                                   82,428       11,453           --        93,881       (11,453)       82,428
                                                -------     --------      -------      --------      --------      --------
Earnings (loss) before taxes, interest,
  depreciation, reorganization items,
  and gain on disposition of theatre assets       7,734          538         (394)        7,878          (538)        7,340

Net investment income (loss)                         --          183         (539)         (356)         (183)         (539)

Earnings (loss) before income taxes               4,713      (29,732)      (3,589)      (28,608)        7,424       (21,184)

(In thousands)

Three Months Ended January 31, 2001:            Domestic  International    Other        Segment                  Consolidated
                                                Theatres    Theatres     Operations     Totals     Adjustments      Totals
                                                --------    --------     ----------     ------     -----------      ------
Revenues:

     Admissions                                 $59,067     $  8,046      $   --      $ 67,113      ($ 8,046)     $ 59,067

     Concessions                                 24,451        2,233          --        26,684        (2,233)       24,451

     Other                                        2,793          913          --         3,706          (913)        2,793
                                                -------     --------      ------      --------      --------      --------
Total revenues                                   86,311       11,192          --        97,503       (11,192)       86,311
                                                -------     --------      ------      --------      --------      --------
Earnings (loss) before taxes, interest,
  depreciation, reorganization items,
  and gain on disposition of theatre assets       7,253          455        (418)        7,290          (455)        6,835

Net investment income (loss)                         --          672        (714)          (42)         (672)         (714)

Earnings (loss) before income taxes               4,442       (2,281)     (5,567)       (3,406)           16        (3,390)

The Company's South American joint venture, HGCSA, has a $50.0 million debt financing arrangement denominated in U.S. dollars with two major financial institutions to fund its operations in Argentina, which is secured by a several guarantee of the joint venture's partners. There is currently no availability of this financing beyond $28.0 million as the remaining funds were not drawn prior to the expiration of the funding commitment on December 29, 2000. Under the several guarantee of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At January 31, 2002, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $14.0 million.

HGCSA has debt arrangements for a total of approximately $18.6 million with financial institutions to fund its operations in Chile, which is secured by the several guarantee of the joint venture's partners. Under the debt arrangements, the Company is liable for 50% of the outstanding borrowings. At January 31, 2002, the Company's portion of the outstanding borrowings under these facilities that it guarantees was approximately $9.3 million, which was comprised of $7.5 million of outstanding borrowings and $1.8 million of outstanding guarantees. In respect of these outstanding guarantees the Company invested approximately $1.3 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at January 31, 2002. This certificate of deposit is included in other current assets in the consolidated balance sheets.

Pursuant to the Company's Reorganization Plan, the Company's obligation under the guarantees of the Argentine and Chilean debt financing arrangements will be extinguished and satisfied in full for a cash payment of 50% of the Company's liability or approximately $11.0 million. For this payment, the Company will receive a participation interest in the South American debt financing arrangements. As part of these debt financing arrangements, the lenders to the South American subsidiaries have agreed to one year forbearance of interest and principal payments on these debt financing arrangements.

7.    LOSS PER SHARE

The computation of basic and diluted loss per share is shown below. Basic loss per share excludes any dilutive effect of common stock equivalents.

                                                     For The Three Months Ended
                                                            January 31,
                                                            -----------
    (In thousands, except per share data)              2002              2001
                                                       ----              ----
    Net loss                                        $ (21,184)        $  (3,390)
                                                    ---------         ---------
    Determination of shares:

        Weighted average number of common
          shares outstanding                            7,811             7,790

    Net loss per share:

        Basic                                       $   (2.71)        $   (0.44)

        Diluted                                     $   (2.71)        $   (0.44)


8.    COMPREHENSIVE LOSS

The components of comprehensive loss are as follows for the three months ended January 31,:

                (In thousands)                                        2002            2001
                                                                      ----            ----
                Net loss                                           $(21,184)        $(3,390)

                Unrealized losses on securities, net of tax            (185)         (2,624)

                Cumulative translation adjustment                   (10,177)             --
                                                                   --------         -------
                Ending balance                                     $(31,546)        $(6,014)
                                                                   ========         =======

The cumulative translation adjustment arises from the translation of the financial statements of HGCSA from the entity's functional currency into U.S. dollars.

9.   RECENT ACCOUNTING PRONOUNCEMENTS

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

As a result of the Bankruptcy Proceedings, substantially all of the Company's pre-petition indebtedness, obligations and guarantees are stayed from collection or action by creditors. No payments have been made to date with respect to pre-petition claims, with the exception of the payment of pre-petition obligations to film distributors as approved by the Bankruptcy Court, pre-petition obligations for leases assumed by the Company, as well as sales and trust fund taxes and workers' compensation claims. The Company is operating its domestic theatre business in the ordinary course and is paying all post-petition debts and liabilities on normal terms as they become due. Pre-petition claims will be funded in accordance with the Company's plan of reorganization filed with the Bankruptcy Court on December 21, 2001 (the "Reorganization Plan"). The Company's Reorganization Plan was confirmed by the Bankruptcy Court and a vote of the Company's creditors on March 18, 2002 and is expected to become effective on or about March 28, 2002.

In the Chapter 11 cases, approximately $196.8 million of liabilities as of January 31, 2002 are subject to compromise under the Reorganization Plan. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and a final determination of the allowable claim will be made by the Bankruptcy Court. These claims may also be subject to adjustment depending on the determination of the validity and the value of the security held in respect of certain claims.

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

The Reorganization Plan was confirmed by the Bankruptcy Court and a vote of the Company's creditors on March 18, 2002. Under the Reorganization Plan, which is expected to become effective on or about March 28, 2002, AMC will become the owner of all of the stock of the reorganized GC Companies, Inc. and will pay the Company's creditors consideration, consisting of cash, AMC senior subordinated notes or AMC common stock, having a value between $165.0 million and $180.0 million plus assumed debt of $28.5 million. The ultimate amount AMC will pay the creditors of the Company is not presently determinable and will depend, among other things, upon: (i) a final determination of allowed claims that will be made by the Bankruptcy Court; (ii) the form of consideration chosen by certain of the creditors of the Company to whom alternatives are available; (iii) the form of recovery and consideration AMC chooses to issue to specified creditors of the Company; (iv) the amount of cash otherwise available to the Company at the effective date of the Reorganization Plan; and (v) the length of time it takes to consummate the transaction. The Reorganization Plan sets forth the terms and provisions of the Company's reorganization and AMC's acquisition of all of the common stock of the Company.

Under the Reorganization Plan all existing shares of the Company's common stock will be canceled and will no longer represent an equity interest in the Company; however, on terms and conditions set forth in the Reorganization Plan, existing holders of the Company's common stock may be provided with the opportunity to participate in a newly-formed entity which will hold assets of the Company's investment portfolio.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to maintain compliance with debt covenants under the DIP Facility and the execution of the Reorganization Plan confirmed by the Bankruptcy Court and a vote of the Company's creditors on March 18, 2002 and expected to become effective on or about March 28, 2002.

                           Forward-Looking Statements

With respect to the foregoing, forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements; however, the foregoing description of subsequent events also contains other forward-looking statements. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the overall viability of the Company's long-term operational reorganization and financial restructuring plan; the involvement of our secured and unsecured creditors in the Chapter 11 proceedings; potential AMC acquisition and numerous other approvals associated with the Company's ultimate reorganization; competitive pressure in the Company's market; dependence upon motion picture productions and performance; seasonality; business conditions in the movie industry and other complementary markets; confirmation of the successful renegotiation of the Argentine and Chilean debt financing agreements; the impact on the Company's joint venture operations and cash flows in Argentina as a result of the recent economic and political turmoil; general economic conditions and the risk factors detailed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10K for the year ended October 31, 2001. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission under Federal securities laws.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2002 VERSUS THE THREE MONTHS ENDED JANUARY 31,
2001

THEATRE REVENUES - Total revenues decreased 4.5% to $82.4 million for the three months ended January 31, 2002 from $86.3 million for the same period in 2001 primarily attributable to a 7.3% decrease in patronage partially offset by a 3.0% increase in average ticket price and a 5.2% increase in concession sales per patron. The decrease in patronage was mainly due to the Company operating fewer theatres during the first quarter compared to the same period last year. The Company operated domestically 669 screens at 72 locations at January 31, 2002 compared to 675 screens at 75 locations at January 31, 2001. The increase in average ticket prices was primarily due to the theatres closed subsequent to the first quarter of 2001, which had lower ticket prices and moderate price increases in selected theatres at the beginning of the first quarter of 2002. A growth in concessions sales per patron was principally attributable to more sales of higher priced specialty products.

COSTS OF THEATRE OPERATIONS - Cost of theatre operations (film rentals, concessions, theatre operations and administrative expenses and depreciation) decreased $4.7 million to $77.7 million in 2002 from $82.4 million last year. As a percentage of total revenues, cost of theatre operations was 94.2% for the first quarter of 2002 compared to 95.5% for the same period in 2001. This decreased percentage of the cost of theatre operations to total revenues for the first three months of the current year compared to the same period in 2001 was primarily due to lower film costs, advertising expenses, and depreciation expenses. These decreases were partially offset by higher theatre payroll costs.

REORGANIZATION ITEMS - The Company incurred and recorded in the first quarter of 2002 the following expenses directly associated with the Bankruptcy
Proceedings: professional fees of $1.3 million, the write-off of assets of $0.1 million, and severance and retention costs for personnel of approximately $0.3 million. These charges were partially offset by interest income of $0.1 million earned by the Company on the cash accumulated and invested during the Bankruptcy Proceedings. The Company incurred and recorded in the first quarter of 2001 the following expenses directly associated with the Bankruptcy Proceedings: professional fees of $2.8 million, lease termination charges of $0.2 million, the write-off of assets of $0.3 million and severance costs for personnel at the theatres closed during the quarter of approximately $0.1 million. These charges were partially offset by interest income of $0.2 million earned by the Company on the cash accumulated and invested during the Bankruptcy Proceedings.

CORPORATE EXPENSES - Corporate expenses of $0.4 million for the three months ended January 31, 2002 decreased 6.0% versus the same period last year primarily due to a reduction of administrative expenses.

EQUITY LOSSES IN THEATRE AFFILIATES - The Company's South American joint venture ("HGCSA") is 50% owned and is accounted for under the equity method. As a result, the operations of the joint venture are included within the line item "Equity losses in theatre affiliates" within the Company's consolidated statements of operations. The revenues and expenses of the South American joint venture are not consolidated into the Company's financial statements. The subsidiary that holds the 50% interest in the South American joint venture did not file for bankruptcy because there were no significant outstanding liabilities on the books of the entity other than an intercompany payable to the Company. Management does not anticipate that the Company's Chapter 11 filing will have any impact on the South American joint venture's revenues.

The Company recorded equity losses in theatre affiliates of $22.3 million for the three months ended January 31, 2002 compared to $1.5 million for the same period in 2001. The increase in equity losses was primarily due to a charge of $14.8 million for an other than temporary impairment of the Company's investment in HGCSA's Argentine subsidiary and a foreign exchange loss of $6.1 million resulting from the devaluation of the Argentine peso. During the first quarter of 2002, the government of Argentina imposed restrictions on the withdrawal of cash balances from individuals' bank accounts and restricted the ability of companies to pay vendors located outside of Argentina. These fiscal policies, as well as continuing economic difficulties and political turmoil resulted in public demonstrations in Argentina, which required the shutdown of several theatres for a short period of time and a decline in theatre attendance in the first quarter of 2002. In addition, in January 2002, the government of Argentina announced the adoption of a currency system allowing the peso to float freely rather than pegging it to the U.S. dollar. This resulted in a significant devaluation of the peso. As certain of the joint venture's liabilities, primarily the Argentine debt financing arrangement of $28.0 million, are denominated in U.S. dollars, the devaluation of the peso has resulted in the recognition of a $12.2 million foreign currency transaction loss in the first quarter of 2002 on the books of HGCSA's Argentine subsidiary. This loss relates to increases in the actual and expected functional currency cash outflows on transactions denominated in currencies other than the peso, the entity's functional currency. The Company's portion of this transaction loss was approximately $6.1 million and was reflected in equity losses in theatre affiliates in the consolidated statement of operations. In addition, HGCSA recorded a cumulative translation adjustment for $20.4 million within accumulated other comprehensive loss in shareholders' equity. This adjustment relates to the process of translating the financial statements of the Argentine subsidiary from the entity's functional currency (peso) into the reporting currency of the Company (U.S. dollar). The Company's portion of this cumulative translation adjustment was $10.2 million and was recorded as a decrease in the carrying value of the Company's investment in international theatre affiliates and an increase in accumulated other comprehensive loss in the consolidated balance sheet.

As operating cash inflows and outflows of HGCSA's Argentine subsidiary are primarily denominated in pesos and the debt service payments of HGCSA's Argentine subsidiary are denominated in U.S. dollars, the realization of the Company's investment in HGCSA's Argentine subsidiary is dependent upon the Argentine operation's ability to generate sufficient pesos to pay debt service and provide for a return on investment to the joint venture. Because of the continued significant uncertainty as to extent and duration of the peso's devaluation and its ultimate impact to the operations and cash flows of the Argentine subsidiary of HGCSA, the Company has determined that its investment in HGCSA's Argentina subsidiary is other than temporarily impaired, and accordingly has recorded a charge to operations of approximately $14.8 million in the three months ended January 31, 2002." The charge is included in Equity Losses in Theatre Affiliates in the condensed consolidated statement of operations.

At January 31, 2002, Hoyts General Cinema South America ("HGCSA") was in default of $46.6 million in debt financing agreements in Argentina and Chile as the debts became due in December, 2001, and payment was not made in accordance with the agreements. Under the general guarantees of the HGCSA debt financing agreements, the Company is liable for 50% of the outstanding borrowing, which was $23.3 million at January 31, 2002. Pursuant to the Company's Plan of Reorganization, the Company's obligation under the guarantees of the Argentine and Chilean debt financing arrangements will be extinguished and satisfied in full for a cash payment of 50% of the Company's liability or approximately $11.0 million. For this payment, the Company will receive a participation interest in the South American debt financing arrangements. As part of these arrangements, the lenders to the South American subsidiaries have agreed to one year forbearance of interest and principal payments on these debt financing arrangements.

INVESTMENT LOSS, NET - The Company recorded an investment loss of $0.5 million in 2002 compared to an investment loss of $0.7 million in the same period in 2001. The Company's investment loss included equity losses in portfolio investments of $0.2 million as well as management and administrative expenses of approximately $0.3 million.

INTEREST EXPENSE - The Company's interest expense decreased to $1.1 million for the three months ended January 31, 2002 compared to $1.5 million in the same period in 2001, mainly due to decreased borrowings outstanding under the DIP Facility.

INCOME TAX EXPENSE - The Company recorded no income tax benefit in the first quarter of 2002 and 2001 due to the uncertainty surrounding the recoverability of such losses.

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES


On October 11, 2000, the Company and certain of its subsidiaries filed a petition to reorganize under Chapter 11. As a result, substantially all of the Company's pre-petition debts, obligations and guarantees as of this date are stayed from collection or action by creditors and, with the exception of the payment of pre-petition obligations to film distributors, pre-petition obligations on leases assumed by the Company as approved by the Bankruptcy Court, as well as sales and trust fund taxes and workers' compensation claims, no payments have been made to date with respect to these pre-petition claims. The Company is operating its domestic theatre business in the ordinary course and is paying all post-petition debts and liabilities on normal terms as they become due. In order to finance the Company's operations and its obligations to pay adequate protection payments to secured creditors of the Company and certain of its subsidiaries, the Company has entered into a DIP Facility, which is held by three financial institutions (the "DIP Lenders") that have previously done business with the Company, in the amount of $45.0 million. The Company completed all domestic theatre construction project commitments prior to the Chapter 11 filing and has no remaining construction commitments to be financed. On March 12, 2002, availability of the DIP Facility to the Company was extended to April 30, 2002. The DIP Facility restricts the sale of certain investment assets, without the DIP Lenders approval.

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

The Reorganization Plan was confirmed by the Bankruptcy Court and a vote of the Company's creditors on March 18, 2002. Under the Reorganization Plan, which is expected to become effective on or about March 28, 2002, AMC will become the owner of all of the stock of the reorganized GC Companies, Inc. and will pay the Company's creditors consideration, consisting of cash, AMC senior subordinated notes or AMC common stock, having a value between $165.0 million and $180.0 million plus assumed debt of $28.5 million. The ultimate amount AMC will pay the creditors of the Company is not presently determinable and will depend, among other things, upon: (i) a final determination of allowed claims that will be made by the Bankruptcy Court; (ii) the form of consideration chosen by certain of the creditors of the Company to whom alternatives are available; (iii) the form of recovery and consideration AMC chooses to issue to specified creditors of the Company; (iv) the amount of cash otherwise available to the Company at the effective date of the Reorganization Plan; and (v) the length of time it takes to consummate the transaction. The Reorganization Plan sets forth the terms and provisions of the Company's reorganization and AMC's acquisition of all of the common stock of the Company.

Under the Reorganization Plan all existing shares of the Company's common stock will be canceled and will no longer represent an equity interest in the Company; however, on terms and conditions set forth in the Reorganization Plan, existing holders of the Company's common stock may be provided with the opportunity to participate in a newly-formed entity which will hold assets of the Company's investment portfolio.

Earnings before interest, taxes, depreciation, gain on the disposition of theatre assets and reorganization items ("Operating EBITDA") was $7.3 million for the first quarter of 2002 as compared to $6.8 million for the same period in 2001. The increase in Operating EBITDA was primarily due to lower operating expenses, particularly film, advertising and corporate expenses.

Cash paid for reorganization related items totaled $2.1 million for the three month period ended January 31, 2002 and included the following items: professional fees of $2.1 million and a nominal amount for personnel related costs. These cash payments were offset by $0.1 million of interest earned on the cash accumulated and invested during the Bankruptcy Proceedings. Cash paid for reorganization related items totaled $0.5 million for the same period in 2001 and included the following items: professional fees of $0.3 million and personnel related costs of $0.2 million. These cash payments were offset by $0.2 million of interest earned on the cash accumulated and invested during the Bankruptcy Proceedings.

                                Domestic Theatres

Virtually all of the Company's revenues are collected in cash, principally through theatre admissions and concession sales. The Company has an operating "float" which partially finances its operations and allows the Company to operate on a negative working capital basis. This "float" exists because admissions and concessions revenues are typically received in cash, while film rentals and concessions costs are ordinarily paid to suppliers generally 14 to 30 days after the receipt of box office admissions and concessions revenues. Occasionally, the Company is required to make film advances to distributors. Significant changes to components of the Company's working capital will be discussed in the appropriate sections below. At January 31, 2002, the Company had cash and cash equivalents of $16.1 million.

The Company has significant lease commitments, and substantially all domestic leases of the Company are non-cancelable. These leases generally provide for the payment of fixed monthly rentals and contingent rentals based upon a percentage of revenues over a specified amount. Annual lease payments totaled $53.0 million in 2001 and are anticipated to approximate $41.9 million in 2002 for operating leases the Company has not rejected as part of its Bankruptcy Proceedings. The decrease in expected minimum lease payments in 2002 is due to the theatres closed in 2001.

For the quarter ended January 31, 2002, the Company made capital expenditures of approximately $0.2 million for leasehold improvements, furniture and equipment purchases as well as information services related projects. Domestic capital expenditures are expected to approximate $3.5 million in 2002 to cover major maintenance and repairs of the theatres as well as upgrades to certain information systems. The amount expended each year for major repairs and maintenance of theatres can vary depending on need and is not easily predicted. The amount of capital expenditures in 2001 and estimated for 2002 was, and will be, significantly less than previous years as such capital expenditures primarily represent maintenance capital spending. The Company is not currently building new theatres and therefore did not incur capital expenditures relating to new construction in 2002.

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

In the first quarter of 2002, the government of Argentina announced the adoption of a currency system allowing the peso to float freely rather than pegging it to the U.S. dollar. This resulted in a significant devaluation of the peso. As certain of the joint venture's liabilities, primarily its debt financing arrangement of $28.0 million, are denominated in U.S. dollars, the devaluation of the peso has resulted in the recognition of a $12.2 million foreign currency transaction loss in the first quarter of 2002 on the books of Hoyts General Cinema South America's ("HGCSA") Argentine subsidiary. This loss relates to increases in the actual and expected functional currency cash outflows on transactions denominated in currencies other than the peso. The Company's portion of this transaction loss was approximately $6.1 million and was reflected in equity losses in theatre affiliates in the consolidated statement of operations. In addition, HGCSA recorded a cumulative translation adjustment for $20.4 million within accumulated other comprehensive loss in shareholders' equity. This adjustment relates to the process of translating the financial statements of the Argentine subsidiary from the entity's functional currency (peso) into the reporting currency of the Company (U.S. dollar). The Company's portion of this cumulative translation adjustment was $10.2 million and was recorded as a decrease in the carrying value of the Company's investment in international theatre affiliates and an increase in accumulated other comprehensive loss in the consolidated balance sheet.

In addition, as operating cash inflows and outflows of the HGCSA's Argentine subsidiary are primarily denominated in pesos, and certain liabilities, including the debt service payments of HGCSA's Argentine subsidiary, are denominated in U.S. dollars, the realization of the Company's investment in HGCSA's Argentine subsidiary is dependent upon the Argentine operation's ability to generate sufficient pesos to pay debt service and provide for a return on investment to the joint venture. Because of the continued significant uncertainty as to extent and duration of the peso's devaluation and its ultimate impact to the operations and cash flows of the Argentine subsidiary of HGCSA, the Company has determined that its investment in HGCSA's Argentine subsidiary is other than temporarily impaired, and accordingly has recorded a charge to operations of approximately $14.8 million in the three months ended January 31, 2002. The charge is included in Equity Losses in Theatre Affiliates in the condensed consolidated statement of operations.

Future advances may be required of the partners under the South American joint venture agreement, if sufficient bank financing is not available. The joint venture currently does not have any outstanding commitments to construct new theatres.

The Company's South American joint venture, HGCSA, has a $50.0 million debt financing arrangement denominated in U.S. dollars with two major financial institutions to fund its operations in Argentina, which is secured by a several guarantee of the joint venture's partners. There is currently no availability of this financing beyond $28.0 million as the remaining funds were not drawn prior to the expiration of the funding commitment on December 29, 2000. Under the several guarantee of the Argentina debt facility, the Company is liable for 50% of the outstanding borrowings. At January 31, 2002, the Company's portion of the outstanding borrowings under this facility that it guarantees was approximately $14.0 million.

HGCSA has debt arrangements for a total of approximately $18.6 million with financial institutions to fund its operations in Chile, which is secured by the several guarantee of the joint venture's partners. Under the debt arrangements, the Company is liable for 50% of the outstanding borrowings. At January 31, 2002, the Company's portion of the outstanding borrowings under these facilities that it guarantees was approximately $9.3 million, which was comprised of $7.5 million of outstanding borrowings and $1.8 million of outstanding guarantees. In respect of these outstanding guarantees the Company invested approximately $1.3 million in a certificate of deposit, which is held as collateral for a portion of the outstanding guarantees at January 31, 2002. This certificate of deposit is included in other current assets in the consolidated balance sheets.

At January 31, 2002, HGCSA was in default of the Argentine and Chilean debt financing agreements as the debts became due in December, 2001 and payment was not made in accordance with the agreements. Pursuant to the Company's Reorganization Plan, the Company's obligation under the guarantees of the Argentine and Chilean debt financing arrangements will be extinguished and satisfied in full for a cash payment of 50% of the Company's liability or approximately $11.0 million. For this payment, the Company will receive a participation interest in the South American debt financing arrangements. As part of these arrangements, the lenders to the South American subsidiaries have agreed to one year forbearance of interest and principal payments of these debt financing arrangements.

                              Investment Portfolio

At January 31, 2002, marketable equity securities were $0.2 million, a decrease of $0.3 million from the balance at October 31, 2001. The decrease in marketable securities during the first quarter of 2002 was primarily due to a decrease in value of the Company's El Sitio, Inc. (now Claxson Interactive Group Inc.) shares and reclassification of MotherNature.com to portfolio investments. The reclassification of the investment in MotherNature.com was the result of recording this investment at liquidation value, rather than at a readily determinable market value published on a registered exchange. In addition, the fair value of the Company's investment in VeloCom is less than its carrying cost. Management believes this impairment is not other than temporary as VeloCom's operating entity's balance sheet was recapitalized, and the most recent projections contemplate a recovery of invested capital. Therefore, management has not recorded a charge to its consolidated statements of operations to reduce the carrying value of the investment.

                                      Other

In connection with the Company's Chapter 11 filing, the Company entered into a DIP Facility providing for up to $45.0 million of financing, available on a revolving basis, which was authorized by the Bankruptcy Court. During the first three months of 2002, the

Company made net principal payments of $2.0 million on the DIP Facility. The average interest rate for the first three months of 2002 was 7.0%. Proceeds of the DIP Facility may be utilized for expenditures approved by the DIP Facility lenders under an approved DIP Facility budget. As a condition to the DIP Facility, the Company has agreed to certain restrictions, which limit capital expenditures and which prevent the Company from: (a) borrowing additional funds other than through the DIP Facility; (b) entering into any new financial leasing transactions; (c) making any additional portfolio investments; (d) making any distributions from the Company; and (e) making certain sales of portfolio investments without the consent of the DIP Facility lenders. Given the restrictions contained in its DIP Facility, during the term of the DIP Facility, the Company (a) will not enter into any new domestic theatre lease commitments;
(b) will not make new investments; and (c) may utilize in whole or in part, any net proceeds received from the future sales of assets to prepay the DIP Facility. On March 12, 2002, availability of the DIP Facility to the Company was extended to April 30, 2002.

                        Recent Accounting Pronouncements

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

                               GC COMPANIES, INC.
                              DEBTOR-IN-POSSESSION
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The domestic motion picture exhibition segment is subject primarily to interest rate risks. As a result of the Company's Bankruptcy Proceedings, the Company entered into the DIP Facility. The Company had no balance under the DIP Facility at January 31, 2002. Prior to its Chapter 11 filing, the Company borrowed money under its bank credit facility to fund operating needs, and at January 31, 2002, the Company had outstanding borrowings of $44.6 million under this facility. The Company's exposure related to variable interest rates resides in the earnings and cash flow implications caused by changes in interest rates. However, a 100 basis point change in the variable rate of interest paid by the Company on its outstanding borrowings under its DIP Facility and bank credit facility would not have a significant impact on either the earnings or cash flows of the Company. As a result of the Chapter 11 filing by the Company, principal and interest payments may not be made on pre-petition debt (other than court approved adequate protection payments) until the Reorganization Plan defining the repayment terms has been approved by the Bankruptcy Court.

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

In January 2002, the government of Argentina imposed restrictions on the withdrawal of cash balances from individuals' bank accounts and has restricted the ability of companies to pay vendors located outside Argentina. These fiscal policies, as well as continuing economic difficulties and political turmoil resulted in public demonstrations in Argentina, which required the shutdown of several theatres for a short period of time and a decline in theatre attendance subsequent in the first quarter of 2002. In January, 2002, the government of Argentina announced the adoption of a currency system allowing the peso to float freely rather than pegging it to the U.S. dollar. This has resulted in a significant devaluation of the peso. As operating cash inflows and outflows of HGCSA's Argentine subsidiary are primarily denominated in pesos and the debt financing arrangement of HGCSA's Argentine subsidiary are denominated in U.S. dollars, the realization of the Company's investment in HGCSA's Argentine subsidiary is dependent upon the Argentine operation's ability to generate sufficient pesos to pay debt service and provide for a return on investment to the joint venture. Because of the continued significant uncertainty as to extent and duration of the peso's devaluation and its ultimate impact to the operations and cash flows of HGCSA's Argentine subsidiary, the Company has determined that its investment in HGCSA's Argentine subsidiary is other than temporarily impaired, and, accordingly, has recorded a charge to operations of approximately $14.8 million in the three months ended January 31, 2002." The charge is included in Equity Losses in Theatre Affiliates in the condensed consolidated statement of operations.

The Company's investment portfolio is primarily exposed to risks arising from changes in equity prices. Such portfolio has been segmented into two categories. The first category of investments held in the portfolio relate to those marketable equity securities classified as available-for-sale. Two investment holdings are classified herein at January 31, 2002: the Company's investments in Claxson Interactive Group Inc. ("Claxson") (NASDAQ:XSON), formerly known as El Sitio, a multi-platform new media company that provides integrated, branded entertainment content targeted to Spanish and Portuguese speakers around the world; and GrandVision ("GPS"), an optical and photo retailer that is publicly-traded on the French Exchange under the symbol "GPS." Claxson shares during the first quarter have traded as high as $2.00 and as low as $0.53. At January 31, 2002, the Claxson shares closed at $0.61. During the first quarter of 2002, the GPS shares have traded as high as 18.05 euros and as low as 15.25 euros. As of January 31, 2002, GPS shares closed at 17.60 euros. Equity market fluctuations, without taking into account the impact of fluctuations in the euro vis-a-vis the US dollar, can impact fair values (although not earnings, unless such equity positions are actually liquidated). A 20% fluctuation in the aggregate value of the available-for-sale securities would not be material to total assets.

In addition, the GrandVision securities are traded in euros. A 10% fluctuation in the value of the euro versus the US dollar (holding the value of the underlying equity securities constant) would not impact pre-tax earnings and total assets by a significant amount because the Company's interest in GrandVision is currently valued at $0.1 million.

The final category of securities in the Company's investment portfolio includes a number of holdings in non-publicly traded companies. The Company values these at either cost less impairment (if any) or under the equity method of accounting. Equity method investees are specifically excluded from the scope of this disclosure. Non-public investees where the Company owns less than a 20% stake are also subject to fluctuations in value, as their current illiquidity could possibly increase their exposure to market risk as there is not an immediate available market for the investment. In addition, the Company's investment in VeloCom is currently valued at an amount that is less than its carrying cost. Management believes this impairment is not other than temporary as VeloCom's operating entity's balance sheet was recapitalized, and the most recent projections contemplate a recovery of invested capital. Therefore, management has not recorded a charge to its consolidated statements of operations to reduce the carrying value of the investment.

      PART II

      Item 6. Exhibits and Reports on Form 8-K.

            (a)   EXHIBITS.

                  None.

            (b)   REPORTS ON FORM 8-K.

                  The Company did not file any reports on Form 8-K during the quarter ended January 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

    GC COMPANIES, INC.


Date: March 22, 2002                        /signed/ G. Gail Edwards
                                            ------------------------------------
   G. Gail Edwards President,
   Chief Operating Officer,
   Chief Financial Officer and Treasurer


Date: March 22, 2002                        /signed/ Louis E. Casavant
                                            ------------------------------------
   Louis E. Casavant, Vice President
   and Corporate Controller